Form 10-Q
period 2009-08-02
HD SUPPLY, INC.
filed 2009-09-14
CIK 1465264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2009

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 333-159809

HD SUPPLY, INC.

(Exact name of Registrant as specified in its charter)

Delaware	75-2007383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3100 Cumberland Boulevard, Suite 1480, Atlanta, Georgia (Address of principal executive offices)	30339 (Zip Code)

(770) 852-9000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    * Yes  ☐    No  ☐

* The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of September 14, 2009, there were 1,000 shares of common stock of HD Supply, Inc. outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in millions, unaudited

	Three Months Ended		Six Months Ended
	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008
Net Sales	$1,973	$2,744	$3,894	$5,280
Cost of sales	1,430	1,997	2,839	3,837

Gross Profit	543	747	1,055	1,443
Operating expenses:
Selling, general and administrative	428	528	858	1,068
Depreciation and amortization	95	101	193	202
Restructuring	1	–	10	–

Total operating expenses	524	629	1,061	1,270
Operating Income (Loss)	19	118	(6)	173
Interest expense	149	159	301	319
Interest (income)	–	(1)	–	(1)
Other (income) expense, net	(4)	–	(202)	–

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(126)	(40)	(105)	(145)
Provision (benefit) for income taxes	(37)	(19)	(26)	(48)

Income (Loss) from Continuing Operations	(89)	(21)	(79)	(97)
Loss from discontinued operations, net of tax benefit of $-, $1, $-, and $1, respectively	–	(1)	–	(1)

Net Income (Loss)	$(89)	$(22)	$(79)	$(98)

The accompanying notes are an integral part of these financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share data

	August 2, 2009	February 1, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$707	$771
Receivables, less allowance for doubtful accounts of $82 and $95	1,060	1,123
Inventories	1,157	1,218
Deferred tax asset	192	154
Other current assets	79	147

Total current assets	3,195	3,413

Property and equipment, net	500	545
Goodwill	3,503	3,498
Intangible assets, net	1,384	1,511
Other assets	220	251

Total assets	$8,802	$9,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$840	$870
Accrued compensation and benefits	75	119
Current installments of long-term debt	10	10
Other accrued expenses	333	343

Total current liabilities	1,258	1,342

Long-term debt, excluding current installments	5,725	6,046
Deferred tax liabilities	289	211
Other long-term liabilities	306	331

Total liabilities	7,578	7,930

Stockholders’ equity:
Common stock, par value $0.01; authorized 1,000 shares; issued 1,000 shares at August 2, 2009 and February 1, 2009	–	–
Paid-in capital	2,634	2,625
Accumulated deficit	(1,397)	(1,305)
Accumulated other comprehensive loss	(13)	(32)

Total stockholders’ equity	1,224	1,288

Total liabilities and stockholders’ equity	$8,802	$9,218

The accompanying notes are an integral part of these financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	August 2, 2009	August 3, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(79)	$(98)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	196	207
Provision for uncollectibles	8	14
Non-cash interest expense	117	121
Stock-based compensation expense	9	6
Deferred income taxes	(26)	(52)
Unrealized derivative gain	(5)	–
Gain on extinguishment of debt	(200)	–
Changes in assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in receivables	36	(144)
(Increase) decrease in inventories	56	(26)
(Increase) decrease in other current assets	141	(4)
(Increase) decrease in other assets	–	2
Increase (decrease) in accounts payable and accrued liabilities	(97)	170
Increase (decrease) in other long-term liabilities	4	4
Other	2	(2)

Net cash (used in) provided by operating activities	162	198

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26)	(35)
Refunds (payments) for businesses acquired, net of cash acquired	6	(3)
Proceeds from sales of property and equipment	3	9
Proceeds from sale of a business	3	101

Net cash (used in) provided by investing activities	(14)	72

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution	–	6
Repayments of long-term debt	(67)	(6)
Borrowings on long-term revolver debt	5	772
Repayments on long-term revolver debt	(153)	(903)
Deferred financing costs	–	1

Net cash (used in) provided by financing activities	(215)	(130)

Increase (decrease) in cash and cash equivalents	$(67)	$140
Effect of exchange rates on cash and cash equivalents	3	–
Cash and cash equivalents at beginning of period	771	108

Cash and cash equivalents at end of period	$707	$248

The accompanying notes are an integral part of these financial statements.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The consolidated balance sheet as of February 1, 2009 was derived from audited financial statements, but may not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In Management’s opinion, the unaudited financial information for the interim periods presented include all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of HD Supply, Inc.’s significant accounting policies and other information, you should read this report in conjunction with the consolidated financial statements for the year ended February 1, 2009 included in HD Supply, Inc.’s registration statement on Form S-4/A, filed with the SEC on July 27, 2009.

Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation.

The Company has evaluated subsequent events through September 14, 2009, which represents the date the Company’s Form 10-Q for the quarter ended August 2, 2009 was filed with the U.S. Securities and Exchange Commission.

Registration Statement

On July 27, 2009, HD Supply, Inc. filed a registration statement on Form S-4/A with the U.S. Securities and Exchange Commission in accordance with the registration rights agreements relating to the 12.0% Senior Notes and 13.5% Senior Subordinated Notes. On July 28, 2009, the registration statement was declared effective by the SEC and the offer to exchange outstanding 12.0% Senior Notes with registered 12.0% Senior Notes and outstanding 13.5% Senior Subordinated Notes with registered 13.5% Senior Subordinated Notes was executed. The exchange offer closed on August 25, 2009 with all of the notes held by eligible participants in the exchange offer tendered.

Nature of Business

HD Supply, Inc. (the “Company” or “HD Supply”) is one of the largest wholesale distributors in the United States and Canada based on sales serving three distinct market sectors: Infrastructure & Energy, Maintenance, Repair & Improvement and Specialty Construction, each of which offers different products and services to the end customer. The three market sectors are made up of ten wholesale distribution businesses. Through approximately 800 locations across the United States and Canada, HD Supply operates a diverse portfolio of distribution businesses that provide approximately one million SKUs to over 450,000 professional customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses.

HD Supply has eight reportable segments: Waterworks, Facilities Maintenance, White Cap, Utilities, Industrial Pipe, Valves and Fittings (“IPVF”), Creative Touch Interiors (“CTI”), Plumbing, and an Other category including Electrical, Crown Bolt, Repair & Remodel, HD Supply Canada, and Corporate, which includes enterprise-wide functional departments.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Principles of Consolidation

The consolidated financial statements present the results of operations, financial position and cash flows of HD Supply. All material intercompany balances and transactions are eliminated. Results of operations of companies acquired are included from their respective dates of acquisition. Prior to February 2, 2009, CTI’s results were reported using a December year-end and therefore were consolidated one month in arrears into the consolidated financial statements of HD Supply. Effective February 2, 2009, CTI’s results are being consolidated on a January fiscal year-end, eliminating the lag period. The effect of eliminating the lag period for CTI’s results of operations was a $13 million loss and was recorded directly to beginning Retained Earnings as of February 2, 2009. Prior periods have not been retrospectively adjusted as management determined that it was impracticable to do so because, among other reasons, certain accounting estimates such as allowance for doubtful accounts and inventory valuation reserves have historically been analyzed and adjusted on a quarterly basis only.

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal year ending January 31, 2010 (“fiscal 2009”) and February 1, 2009 (“fiscal 2008”) both include 52 weeks. The three months ended August 2, 2009 and August 3, 2008 both include 13 weeks and the six months ended August 2, 2009 and August 3, 2008 both include 26 weeks.

Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates.

NOTE 2 – DISCONTINUED OPERATIONS

On February 3, 2008, the Company closed on an agreement with ProBuild Holdings, selling all of its interests in the Lumber and Building Materials operations, which distributed lumber, trusses, siding, roofing, millwork, windows, doors, and related building materials to the construction industry in Georgia and Florida. Cash proceeds of $105 million, less $2.5 million remaining in escrow and $2 million of professional service fees, were received on February 4, 2008. In April 2009, the Company received the remaining $2.5 million cash proceeds from escrow. As a condition of the agreement, HD Supply retained certain facilities that have been shut down. These facilities are recorded at fair value less costs to sell and are presented within Other assets and Other current assets in the Consolidated Balance Sheets. In addition, the net present value of on-going lease liabilities and other occupancy costs, net of expected sublease income, have been accrued and are presented as Other accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets.

NOTE 3 – RELATED PARTIES

On August 30, 2007, investment funds associated with Clayton, Dubilier & Rice, Inc., The Carlyle Group and Bain Capital Partners, LLC (collectively the “Equity Sponsors”) formed HDS Investment Holding, Inc. (“HDS Holding”) and entered into a stock purchase agreement with The Home Depot, Inc. (“Home Depot”) pursuant to which Home Depot agreed to sell to HDS Holding or to a wholly owned subsidiary of HDS Holding certain intellectual properties and all the outstanding common stock of HD Supply, Inc. and the Canadian subsidiary CND Holdings, Inc. (collectively “HD Supply”). On

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

August 30, 2007, through a series of transactions, HDS Holding’s direct wholly owned subsidiary, HDS Holding Corporation, acquired direct control of HD Supply through the merger of its wholly owned subsidiary, HDS Acquisition Corp., with and into HD Supply (the “Company”). Through these transactions (the ”Transactions”), Home Depot was paid cash of $8.2 billion and 12.5% of HDS Holding's common stock worth $325 million for certain intellectual property and all of the outstanding common stock of HD Supply, Inc. and CND Holdings, Inc. including all dividends and interest payable associated with those shares. During the first quarter of fiscal 2009, the Company received $22 million from Home Depot for the working capital adjustment and settlement of other items finalizing the purchase price of the Transactions.

The Home Depot

HD Supply derived revenue from the sale of products to Home Depot of $83 million and $158 million in the three and six months ended August 2, 2009, respectively, and $82 million and $154 million in the three and six months ended August 3, 2008, respectively. The revenue was recorded at an amount that generally approximates fair value, but may not necessarily represent a price an unrelated third party would pay. Accounts receivable from these transactions with Home Depot were $34 million and $33 million at August 2, 2009 and February 1, 2009, respectively, and are included within Receivables in the Consolidated Balance Sheets.

Equity Sponsors

In conjunction with the closing of the Transactions, the Company entered into a management agreement whereby the Company pays the Equity Sponsors a $4.5 million annual aggregate management fee (“Sponsor Management Fee”) and related expenses. The three and six months ended August 2, 2009 include $1.4 million and $2.6 million, respectively, in Sponsor Management Fees and related expenses. The three and six months ended August 3, 2008 include $1.2 million and $2.3 million, respectively, in Sponsor Management Fees and related expenses. These charges are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Management of the Company has been informed that, as of August 2, 2009, affiliates of certain of the Equity Sponsors beneficially owned approximately $833 million aggregate principal amount of our 12.0% Senior Notes due 2014 and approximately $510 million aggregate principal amount of our 13.5% Senior Subordinated Notes due 2015.

Other related parties

HD Supply purchased product from affiliates of the Equity Sponsors for approximately $21 million and $14 million in the three months ended August 2, 2009 and August 3, 2008, respectively, and $28 million and $19 million in the six months ended August 2, 2009 and August 3, 2008, respectively. In addition, HD Supply sold product to affiliates of the Equity Sponsors for approximately $1 million and less than $1 million in the three months ended August 2, 2009 and August 3, 2008, respectively, and approximately $2 million and $1 million in the six months ended August 2, 2009 and August 3, 2008, respectively. Management believes these transactions were conducted at prices an unrelated third party would pay.

NOTE 4 – ACQUISITIONS

HD Supply enters into strategic acquisitions to expand into new markets, new platforms, and new geographies in an effort to better service existing customers and attract new ones.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 1, 2009, HD Supply acquired substantially all of the assets of ORCO Construction Supply, a former competitor of the White Cap business, out of bankruptcy, for approximately $16 million. The total estimated fair value of the net assets acquired, net of liabilities assumed, at the date of the acquisition was $18 million, resulting in a $2 million bargain purchase gain, which is included in Other (income) expense, net in the Consolidated Statements of Operations. This acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations,” and, accordingly, its results of operations have been consolidated in HD Supply’s financial statements since the date of acquisition.

On March 31, 2008, HD Supply acquired D&M Fabrication, Inc., a fire protection fabrication shop located in Lodi, California. The purchase price for the acquisition was $3 million. This acquisition was accounted for under the purchase method of accounting in SFAS No. 141, “Accounting for Business Combinations,” and, accordingly, its results of operations have been consolidated in HD Supply’s financial statements since the date of acquisition.

NOTE 5 – INCOME TAXES

As of August 2, 2009, the combined federal, state and foreign effective tax rate for the fiscal year ending January 31, 2010 is a 24.50% benefit. HD Supply’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income or loss before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other charges, as well as discrete events, such as settlements of future audits. HD Supply is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes.

The Company’s unrecognized tax benefits at February 1, 2009 in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) was $206 million. During the three months ended August 2, 2009, the balance for unrecognized tax benefits increased an additional $4 million as a result of gross increases for tax positions in the current period. During the six months ended August 2, 2009, the balance for unrecognized tax benefits increased an additional $8 million as a result of gross increases for tax positions in the current period. The Company’s ending balance at August 2, 2009 for unrecognized tax benefits was $214 million.

The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits at August 2, 2009 and February 1, 2009 was $11 million and $9 million, respectively.

NOTE 6 – SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Other Accrued Expenses

Other accrued expenses as of August 2, 2009 and February 1, 2009 consisted of the following (amounts in millions):

	August 2, 2009	February 1, 2009
Accrued interest	$134	$133
Accrued non-income taxes	38	31
Branch closure & consolidation reserve	36	35
Other	125	144

Total other accrued expenses	$333	$343

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Significant Non-Cash Transactions

Interest payments on the 13.5% Senior Subordinated Notes are due each March and September 1st through maturity except that the first eight payment periods through September 2011 must be paid in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than being paid in cash. On March 2, 2009 and March 3, 2008, the Company made PIK interest payments, increasing the balance of the 13.5% Senior Subordinated Notes by $83 million and $88 million, respectively.

Supplemental Cash Flow Information

Cash paid or received for income taxes, net of refunds, in the six months ended August 2, 2009 and August 3, 2008 was approximately $127 million net refund and $8 million net payment, respectively. Cash paid for interest in the six months ended August 2, 2009 and August 3, 2008 was approximately $182 million and $198 million, respectively.

NOTE 7—DEBT

Long-term debt as of August 2, 2009 and February 1, 2009 consisted of the following (amounts in millions):

	August 2, 2009	February 1, 2009
Term Loan due August 30, 2012	$982	$987
Revolving Credit Facility due August 30, 2013	300	300
Senior ABL Credit Facility due August 30, 2012	639	786
12.0% Senior Notes due September 1, 2014	2,500	2,500
13.5% Senior Subordinated Notes due September 1, 2015	1,313	1,482
Capital lease obligations, payable in various installments	1	1

Total long-term debt	5,735	6,056
Less current installments	(10)	(10)

Long-term debt, excluding current installments	$5,725	$6,046

During the first quarter of fiscal 2009, the Company repurchased $252 million principal amount, plus accrued interest of $15 million, of the 13.5% Senior Subordinated Notes due 2015 for $62 million. As a result, the Company recognized a $200 million pre-tax gain for the extinguishment of this portion of the 13.5% Senior Subordinated Notes, net of the write-off of unamortized deferred debt issuance costs. The pre-tax gain is reflected in Other (income) expense, net in the accompanying Consolidated Statements of Operations.

NOTE 8 – DERIVATIVE INSTRUMENTS

The Company maintains interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. At execution, the swaps were designated as hedging the exposure to variable cash flows of a forecasted transaction, whereby the Company pays fixed interest and receives variable interest, effectively converting $400 million of floating-rate debt to fixed rate debt. A subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”) is the original counterparty to these swap agreements. During September 2008, the expected and ultimate filing of bankruptcy by Lehman caused HD Supply to review the counterparty risk associated with these interest rate swaps. As a result of the review, the Company concluded on September 12, 2008 (the “date of de-designation”), that the likelihood of the obligor not defaulting was no longer probable. Therefore, on September 12, 2008, HD Supply removed the designation of the

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

swaps as cash flow hedges, discontinued hedge accounting and now considers these swaps economic hedges on an on-going basis.

On the date of de-designation, the aggregate fair value of the swaps was a liability of $6 million. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the net loss was retained in accumulated other comprehensive income (“OCI”) and is being reclassified into earnings in the same periods in which the original hedged forecasted transactions affect earnings. Changes in the fair value of the swaps following the date of de-designation are recognized currently in earnings.

As of August 2, 2009 and February 1, 2009, the aggregate fair value of the swaps was a liability of $13 million and $17 million, respectively. The swaps mature in January 2010, for $200 million combined notional value, and January 2011, for $200 million combined notional value. The Company expects to reclassify $3 million in unrealized losses from OCI into Interest expense during the next twelve months.

The following tables summarize the location and amounts of the fair values and gains or losses related to derivatives included in HD Supply’s financial statements as of August 2, 2009 and February 1, 2009 and for the three and six months ended August 2, 2009 and August 3, 2008 (amounts in millions):

		As of
Interest rate swaps	Location of fair value in balance sheet	August 2, 2009	February 1, 2009
Economic hedges	Other accrued expenses	$10	$12
	Other non-current liabilities	3	5

		Three Months Ended		Six Months Ended
Interest rate swaps	Location of gain (loss) in statement of operations or OCI	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008
Cash flow hedges
Effective portion recorded in OCI	Other comprehensive income (loss)	$–	$1	$–	$5
Settlements	Interest (expense)	–	(1)	–	(2)
Economic hedges
Changes in fair value	Other income (expense), net	2	–	5	–
Amortization of net loss remaining in OCI at de-designation	Interest (expense)	(1)	–	(2)	–
Settlements	Interest (expense)	(4)	–	(7)	–

On June 16, 2009, Lehman assigned the counterparty position on the two interest rate swaps maturing in January 2011 to Wells Fargo Foothill, LLC.

NOTE 9 – FAIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 –	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2 –	Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly;

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3 – Unobservable inputs in which little or no market activity exists.

The Company’s financial assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at August 2, 2009, were as follows (amounts in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents	$507	$–	$–	$507
Interest Rate Swap Contracts	–	13	–	13

Total	$507	$13	$–	$520

The Company’s financial instruments that are not reflected at fair value on the balance sheet and subject to the disclosure requirements of FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” were as follows as of August 2, 2009 (amounts in millions):

	As of August 2, 2009
	Recorded Amount(1)	Estimated Fair Value
Term Loan due August 30, 2012	$982	$894
Revolving Credit Facility due August 30, 2013	300	225
ABL Credit Facility due August 30, 2012	639	591
12.0% Senior Notes due September 1, 2014	2,500	1,625
13.5% Senior Subordinated Notes due September 1, 2015	1,313	460
Capital lease obligations, payable in various installments	1	1

	$5,735	$3,796

(1) These amounts do not include accrued interest; accrued interest is classified as Other accrued expenses in the accompanying Consolidated Balance Sheets.

The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, excluding capital lease obligations, which have an estimated fair value equal to recorded value.

The Term Loan is guaranteed by Home Depot. Based on a review of the fair value of debt issued by companies with similar credit ratings as Home Depot, Management estimates that the fair value of the Term Loan is approximately 88-94% of the principal value, or $894 million as of August 2, 2009.

The Company’s fair value estimates for the Revolving Credit Facility, ABL Credit Facility, Senior Notes, and Senior Subordinated Notes were based on recent similar credit facilities initiated by companies with like credit quality in similar industries, quoted prices for similar instruments, and inquiries with certain investment communities. Based on this data, Management estimates that as of August 2, 2009, the fair value of the Revolving Credit Facility is approximately 70-80% of the principal value, or $225 million, the fair value of the ABL Credit Facility is approximately 90-95% of the principal value, or $591 million, the fair value of the 12.0% Senior Notes is approximately 55-75% of the principal value, or $1,625 million, and the fair value of the 13.5% Senior Subordinated Notes is approximately 25-45% of principal value, or $460 million.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 1,000 shares of common stock, par value $0.01 per share. As of August 2, 2009 and February 1, 2009, 1,000 shares were issued and outstanding.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of the following components (amounts in millions):

	August 2, 2009	February 1, 2009
Cumulative foreign currency translation adjustment, net	$(11)	$(29)
Unrealized losses on derivatives, net	(2)	(3)

Total accumulated other comprehensive income (loss)	$(13)	$(32)

Total Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of the following components (amounts in millions):

	Three Months Ended		Six Months Ended
	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008
Net income (loss)	$(89)	$(22)	$(79)	$(98)
Other comprehensive income (loss):
Unrealized losses on derivatives, net of tax of $–, $–, $1, and $2	–	–	1	3
Foreign currency translation adjustment	14	(2)	18	(5)

Total comprehensive income (loss)	$(75)	$(24)	$(60)	$(100)

NOTE 11 – BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

Concurrent with the Transactions and acquisition integration, management evaluated the operations and performance of individual branches and identified branches for closure or consolidation. In addition, during the fourth quarter of fiscal 2008, as a result of continued acquisition integration efforts, the decline in the residential construction market, and the general decline in economic conditions, management evaluated the operations and performance of individual branches and identified branches for closure or consolidation and a reduction in workforce. Under these plans, management expects to close or consolidate approximately 210 branches and reduce workforce personnel by approximately 4,500 employees. During the three and six months ended August 2, 2009, the Company incurred additional restructuring charges under these plans of $1 million and $10 million, respectively. The Company does not expect to incur additional restructuring charges under these plans during the remainder of fiscal 2009.

As of August 2, 2009, approximately 200 branches have been closed and approximately 4,400 employees have been terminated under these plans. The Company estimates that the branch closure and consolidation activities under these plans will be completed during fiscal 2009.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the activity for the liability balance, included in Other accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets, related to closure and consolidation activities (amounts in millions):

	Severance	Occupancy Costs	Other	Total

Ending balance – February 1, 2009	$5	$92	$8	$105

Additions for restructuring charges	8	1	1	10
Cash payments	(11)	(13)	(2)	(26)
Other adjustments	1	(5)	4	–
Effects of exchange rates	–	1	–	1

Ending balance – August 2, 2009	$3	$76	$11	$90

NOTE 12 – LEGAL MATTERS

HD Supply is involved in litigation from time to time in the ordinary course of business. In management’s opinion, none of the proceedings are material in relation to the consolidated operations, cash flows, or financial position of HD Supply and the Company has adequate reserves to cover its estimated probable loss exposure.

NOTE 13 – SEGMENT INFORMATION

HD Supply’s operating segments are based on management structure and internal reporting. Each segment offers different products and services to the end customer, except for Corporate, which provides general corporate overhead support and HD Supply Canada (included in Other), which is organized based on geographic location. The Company determines the reportable segments in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, (“SFAS 131”). For purposes of evaluation under SFAS 131, the Chief Operating Decision Maker for HD Supply assesses HD Supply’s ongoing performance, based on the periodic review and evaluation of net sales, operating income before restructuring charges and goodwill impairments, and certain other measures for each of the operating segments.

HD Supply has eight reportable segments, each of which is presented below:

•	Waterworks — Distributes complete lines of water and wastewater transmission products, serving contractors and municipalities in all aspects of the water and wastewater industries.

•	Facilities Maintenance — Supplies MRO products and upgrade and renovation services largely to the multifamily, healthcare and hospitality markets.

•	White Cap — Distributes specialized hardware, tools and building materials to professional contractors.

•

Utilities — Distributes electrical transmission and distribution products, power plant MRO supplies and smart-grid technologies and provides materials management and procurement outsourcing arrangements to investor-owned utilities, municipal and provincial power authorities, rural electric cooperatives and utility contractors.

•

Industrial Pipe, Valves and Fittings (“IPVF”) — Distributes stainless steel and special alloy pipe, plate, sheet, flanges and fittings as well as high performance valves, actuation services and high-density polyethylene pipes and fittings for use in the oil and gas, petrochemical, power, food and beverage, pulp and paper, mining, and marine industries; in addition, IPVF serves

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

pharmaceutical customers, industrial and mechanical contractors, fabricators, wholesale distributors, exporters and original equipment manufacturers.

•	Plumbing — Distributes plumbing fixtures, faucets and finishes, HVAC equipment, pipes, valves, fittings and water heaters, as well as related services, to residential and commercial contractors.

•	Creative Touch Interiors (“CTI”) — Offers turnkey flooring installation services and countertop, cabinet and window covering installation services to homebuilders.

•

Other, Corporate, & Eliminations — Other primarily consists of Electrical, offering electrical products such as wire and cable, switch gear supplies, lighting conduit to residential and commercial contractors; Repair & Remodel, offering light remodeling and construction supplies primarily to small remodeling contractors and tradesmen; Crown Bolt, a retail distribution operator, providing program and packaging solutions, sourcing, distribution, and in-store service, primarily serving Home Depot; and HD Supply Canada, comprised of HD Supply’s Canadian operations (other than Grafton, which is included in the Utilities segment, and Commercial Direct, which is included in the Facilities Maintenance segment). Corporate has enterprise management responsibility and centralized support functions for some of the segments, information technology, human resources, sourcing and support services. Eliminations remove intersegment transactions.

HD Supply evaluates performance of each segment based on operating income before restructuring charges and goodwill impairments. The following table presents net sales and operating income before charges by segment for the periods indicated (amounts in millions):

	Three Months Ended
	August 2, 2009		August 3, 2008
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

Waterworks	$435	$4	$708	$39
Facilities Maintenance	446	62	463	51
White Cap	236	(17)	399	18
Utilities	258	9	317	12
IPVF	162	8	210	37
Plumbing	117	(10)	202	(2)
CTI	55	(13)	94	(18)
Other, Corporate, & Eliminations	264	(23)	351	(19)

Total operations before charge	$1,973	$20	$2,744	$118

Restructuring charge		1		–

Total operating income (loss)		19		118
Interest expense, net		149		158
Other (income) expense, net		(4)		–

Income (loss) from continuing operations before provision for income taxes		$(126)		$(40)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended
	August 2, 2009		August 3, 2008
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

Waterworks	$863	$5	$1,305	$63
Facilities Maintenance	831	100	864	85
White Cap	460	(39)	761	24
Utilities	520	19	631	23
IPVF	355	29	409	70
Plumbing	237	(19)	408	(2)
CTI	108	(29)	202	(32)
Other, Corporate, & Eliminations	520	(62)	700	(58)

Total operations before charge	$3,894	$4	$5,280	$173

Restructuring charge		10		–

Total operating income (loss)		(6)		173
Interest expense		301		318
Other (income) expense, net		(202)		–

Income (loss) from continuing operations before provision for income taxes		$(105)		$(145)

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

Fair value measurements – In February 2008, the FASB issued FSP No. 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), which deferred the effective date of SFAS No. 157, ‘‘Fair Value Measurements,” (“SFAS 157”) for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually, to fiscal years beginning after November 15, 2008. SFAS 157 addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP and, accordingly, does not require any new fair value measurements. Effective February 2, 2009, HD Supply adopted SFAS 157, for all nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of SFAS 157 for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact the Company’s financial position or results of operations for the six months ended August 2, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1/28-1”). This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. FSP 107-1/28-1 is effective for interim and annual periods ending after June 15, 2009. HD Supply adopted FSP 107-1/28-1 in the second quarter of fiscal 2009. The required disclosures under FSP 107-1/28-1 are included in Note 9 to the consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. HD Supply adopted FSP 157-4 in the second quarter of fiscal 2009. The adoption did not have an impact on the consolidated financial statements and results of operations.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business combinations – In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Accounting for Business Combinations.” SFAS 141(R) requires that the acquisition method of accounting be used in all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. It requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The Company adopted the provisions of SFAS 141(R) on February 2, 2009. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the adoption date. The impact on the Company of adopting SFAS 141(R) will depend on the nature, terms and size of the business combinations completed after the adoption date.

Noncontrolling interests – In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends ARB No. 51, “Consolidated Financial Statements.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted the provisions of SFAS 160 at the beginning of fiscal 2009. The Company currently does not have a noncontrolling interest in a subsidiary; therefore, the adoption of SFAS 160 did not have an impact on the Company’s consolidated financial statements and results of operations.

Derivative instruments – In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 enhances the disclosure framework of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS 133”). SFAS 161 expands the disclosures to provide an enhanced understanding of (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of SFAS 161 at the beginning of fiscal 2009. The required disclosures under SFAS 161 are included in Note 8 to the consolidated financial statements.

Intangible assets – In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The Company adopted the provisions of FSP 142-3 at the beginning of fiscal 2009. The adoption of FSP 142-3 did not impact the Company’s consolidated financial statements and results of operations.

Subsequent events – In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events or transactions occurring after the balance sheet date. In addition, it requires disclosure of the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted SFAS 165 as of June 30, 2009, which was the required effective date.

FASB codification – In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” to establish the FASB Accounting Standards Codification as the

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not impact the Company’s financial position or results of operations.

NOTE 15 – SUBSIDIARY GUARANTORS

The Company has issued 12.0% Senior Notes and 13.5% Senior Subordinated Notes (collectively the “Notes”) guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly-owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several. The subsidiaries of the Company that do not guarantee the Notes (“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of the Company and are made up of the Company’s operations in Canada and a subsidiary in the U.S.

The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of operations, the condensed balance sheets, and the condensed statements of cash flows for the parent company issuer of the Notes (the “Parent Issuer”), for the Guarantor Subsidiaries and for the Non-guarantor Subsidiaries and total consolidated HD Supply, Inc. and subsidiaries (amounts in millions):

CONDENSED CONSOLIDATING INCOME STATEMENTS

	Three Months Ended August 2, 2009
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$1,877	$96	$–	$1,973
Cost of sales	–	1,358	72	–	1,430

Gross Profit	–	519	24	–	543
Operating expenses:
Selling, general and administrative	22	388	18	–	428
Depreciation and amortization	6	88	1	–	95
Restructuring	–	1	–	–	1

Total operating expenses	28	477	19	–	524

Operating Income (Loss)	(28)	42	5	–	19
Interest expense	169	87	–	(107)	149
Interest (income)	(87)	(3)	(17)	107	–
Other (income) expense, net	(2)	(2)	–	–	(4)
Net loss of equity affiliates	36	–	–	(36)	–

Income (Loss) Before Provision (Benefit) for Income Taxes	(144)	(40)	22	36	(126)
Provision (benefit) for income taxes	(55)	14	4	–	(37)

Net Income (Loss)	$(89)	$(54)	$18	$36	$(89)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended August 3, 2008
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$2,640	$104	$–	$2,744
Cost of sales	–	1,919	78	–	1,997

Gross Profit	–	721	26	–	747
Operating expenses:
Selling, general and administrative	16	488	24	–	528
Depreciation and amortization	8	93	–	–	101

Total operating expenses	24	581	24	–	629

Operating Income (Loss)	(24)	140	2	–	118
Interest expense	166	93	–	(100)	159
Interest (income)	(95)	(6)	–	100	(1)
Net (earnings) of equity affiliates	(35)	–	–	35	–

Income (Loss) Before Provision (Benefit) for Income Taxes and Discontinued Operations	(60)	53	2	(35)	(40)
Provision (benefit) for income taxes	(38)	18	1	–	(19)

Income (Loss) Before Discontinued Operations	(22)	35	1	(35)	(21)
Discontinued Operations	–	(1)	–	–	(1)

Net Income (Loss)	$(22)	$34	$1	$(35)	$(22)

	Six Months Ended August 2, 2009
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$3,719	$175	$–	$3,894
Cost of sales	–	2,707	132	–	2,839

Gross Profit	–	1,012	43	–	1,055
Operating expenses:
Selling, general and administrative	47	775	36	–	858
Depreciation and amortization	12	179	2	–	193
Restructuring	1	9	–	–	10

Total operating expenses	60	963	38	–	1,061

Operating Income (Loss)	(60)	49	5	–	(6)
Interest expense	340	176	–	(215)	301
Interest (income)	(176)	(8)	(31)	215	–
Other (income) expense, net	(200)	7	(9)	–	(202)
Net loss of equity affiliates	60	–	–	(60)	–

Income (Loss) Before Provision (Benefit) for Income Taxes	(84)	(126)	45	60	(105)
Provision (benefit) for income taxes	(5)	(31)	10	–	(26)

Net Income (Loss)	$(79)	$(95)	$35	$60	$(79)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended August 3, 2008
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$5,071	$209	$–	$5,280
Cost of sales	–	3,680	157	–	3,837

Gross Profit	–	1,391	52	–	1,443
Operating expenses:
Selling, general and administrative	48	973	47	–	1,068
Depreciation and amortization	15	186	1	–	202

Total operating expenses	63	1,159	48	–	1,270

Operating Income (Loss)	(63)	232	4	–	173
Interest expense	325	177	–	(183)	319
Interest (income)	(178)	(6)	–	183	(1)
Net (earnings) of equity affiliates	(43)	–	–	43	–

Income (Loss) Before Provision (Benefit) for Income Taxes and Discontinued Operations	(167)	61	4	(43)	(145)
Provision (benefit) for income taxes	(69)	20	1	–	(48)

Income (Loss) Before Discontinued Operations	(98)	41	3	(43)	(97)
Discontinued Operations	–	(1)	–	–	(1)

Net Income (Loss)	$(98)	$40	$3	$(43)	$(98)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	August 2, 2009
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$662	$7	$38	$–	$707
Receivables, net	1	991	68	–	1,060
Inventories	–	1,098	59	–	1,157
Deferred tax asset	51	136	5	–	192
Intercompany receivable	–	3	–	(3)	–
Other current assets	21	57	1	–	79

Total current assets	735	2,292	171	(3)	3,195

Property and equipment, net	77	415	8	–	500
Goodwill	–	3,463	40	–	3,503
Intangible assets, net	–	1,381	3	–	1,384
Deferred tax asset	126	–	–	(126)	–
Investment in subsidiaries	3,759	–	–	(3,759)	–
Intercompany notes receivable	2,937	330	–	(3,267)	–
Other assets	211	8	94	(93)	220

Total assets	$7,845	$7,889	$316	$(7,248)	$8,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16	$779	$45	$–	$840
Accrued compensation and benefits	16	54	5	–	75
Current installments of long-term debt	10	–	–	–	10
Intercompany payables	–	–	3	(3)	–
Other accrued expenses	131	184	18	–	333

Total current liabilities	173	1,017	71	(3)	1,258

Long-term debt, excluding current installments	5,802	1	–	(78)	5,725
Deferred tax liabilities	–	414	1	(126)	289
Intercompany notes payable	330	2,937	–	(3,267)	–
Other long-term liabilities	316	5	–	(15)	306

Total liabilities	6,621	4,374	72	(3,489)	7,578

Stockholders’ equity	1,224	3,515	244	(3,759)	1,224

Total liabilities and stockholders’ equity	$7,845	$7,889	$316	$(7,248)	$8,802

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	February 1, 2009
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$698	$17	$56	$–	$771
Receivables, net	35	1,034	54	–	1,123
Inventories	–	1,171	47	–	1,218
Deferred tax asset	96	53	5	–	154
Intercompany receivable	–	1	–	(1)	–
Other current assets	97	49	1	–	147

Total current assets	926	2,325	163	(1)	3,413

Property and equipment, net	90	447	8	–	545
Goodwill	–	3,463	35	–	3,498
Intangible assets, net	–	1,511	–	–	1,511
Deferred tax asset	224	–	–	(224)	–
Investment in subsidiaries	3,786	–	–	(3,786)	–
Intercompany notes receivable	2,949	408	–	(3,357)	–
Other assets	241	10	–	–	251

Total assets	$8,216	$8,164	$206	$(7,368)	$9,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19	$804	$47	$–	$870
Accrued compensation and benefits	17	97	5	–	119
Current installments of long-term debt	10	–	–	–	10
Intercompany payables	–	–	1	(1)	–
Other accrued expenses	122	203	18	–	343

Total current liabilities	168	1,104	71	(1)	1,342

Long-term debt, excluding current installments	6,045	1	–	–	6,046
Deferred tax liabilities	–	435	–	(224)	211
Intercompany notes payable	408	2,949	–	(3,357)	–
Other long-term liabilities	307	24	–	–	331

Total liabilities	6,928	4,513	71	(3,582)	7,930

Stockholders’ equity	1,288	3,651	135	(3,786)	1,288

Total liabilities and stockholders’ equity	$8,216	$8,164	$206	$(7,368)	$9,218

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Six Months Ended August 2, 2009
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net cash flows from operating activities	$221	$(43)	$(4)	$(12)	$162
Cash flows from investing activities
(Payments for) proceeds from debt & other investments	–	5	(67)	62	–
Investments in equity affiliates	(62)	–	–	62	–
Proceeds from intercompany notes receivable	12	77	–	(89)	–
Other investing activities	23	(36)	(1)	–	(14)

Net cash flows from investing activities	(27)	46	(68)	35	(14)
Cash flows from financing activities
Equity contribution	–	–	50	(50)	–
Borrowings (repayments) of intercompany debt	(77)	(12)	–	89	–
Repayments of long-term debt	(5)	–	–	(62)	(67)
Borrowings on long-term revolver	5	–	–	–	5
Repayments of long-term revolver	(153)	–	–	–	(153)
Other financing activities	–	(1)	1	–	–

Net cash flows from financing activities	(230)	(13)	51	(23)	(215)
Effect of exchange rates on cash	–	–	3	–	3

Net increase (decrease) in cash & cash equivalents	$(36)	$(10)	$(18)	$–	$(64)

	Six Months Ended August 3, 2008
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net cash flows from operating activities	$(8)	$189	$17	$–	$198
Cash flows from investing activities
Proceeds from intercompany notes receivable	52	(120)	–	68	–
Proceeds from sale of a business	100	1	–	–	101
Other investing activities	(9)	(19)	(1)	–	(29)

Net cash flows from investing activities	143	(138)	(1)	68	72
Cash flows from financing activities
Borrowings (repayments) of intercompany debt	120	(52)	–	(68)	–
Repayments of long-term debt	(6)	–	–	–	(6)
Borrowings on long-term revolver	772	–	–	–	772
Repayments of long-term revolver	(903)	–	–	–	(903)
Other financing activities	7	–	–	–	7

Net cash flows from financing activities	(10)	(52)	–	(68)	(130)

Net increase (decrease) in cash & cash equivalents	$125	$(1)	$16	$–	$140

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements and information

This quarterly report includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth strategies and the industries in which we operate.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those factors discussed in “Risk factors” in our registration statement on Form S-4/A, filed July 27, 2009. The section entitled “Risk factors” in our registration statement on Form S-4/A is incorporated herein by reference. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	Our substantial indebtedness and our ability to incur additional indebtedness;

•	Limitations and restrictions in the agreements governing our indebtedness;

•	Our ability to service our debt and to obtain additional financing on acceptable terms;

•	Increases in interest rates;

•	Rating agency actions with respect to our indebtedness;

•	Changes in our business as a result of the Transactions;

•	The interests of the Equity Sponsors;

•	Decreases in activity in the construction and facility maintenance and repair markets;

•	Goodwill and other impairment charges;

•	The competitive environment in which we operate;

•	The loss of any of our significant customers or failure to collect money owed from customers;

•	Competitive pricing pressure from our customers;

•	Our ability to continue to achieve the acquisition component of our growth strategy;

•	Variability in our revenues and earnings;

•	Product shortages and cyclicality and seasonality of the residential, non-residential and infrastructure construction and facility maintenance and repair markets;

•	Fluctuations in commodity and energy prices;

•	Our ability to identify and develop and maintain our supply chains;

•	Our ability to manage fixed costs;

•	Changes in our product mix;

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	The impairment of financial institutions;

•	The development of alternatives to distributors in the supply chain;

•	Our ability to manage our product purchasing and customer credit policies;

•	Inclement weather, anti-terrorism measures and other disruptions to the transportation network;

•	Interruptions in the proper functioning of IT systems and our ability to implement our technology initiatives;

•	Changes in U.S. federal, state or local regulations;

•	Exposure to construction defect and product liability claims and other legal proceedings;

•	Potential material liabilities under our self-insured programs;

•	Our ability to attract, retain and retrain highly qualified associates and key personnel;

•	Fluctuations in foreign currency exchange rates;

•	Inability to protect our intellectual property rights;

•	Significant costs related to compliance with environmental, health and safety regulations;

•	Our ability to achieve and maintain effective disclosure controls and internal control over our financial reporting; and

•	Increased costs related to our becoming a reporting company.

You should read this report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events, changes in future operating results over time or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Overview

We are one of the largest wholesale distributors based on sales serving the highly fragmented U.S. and Canadian Infrastructure & Energy, Maintenance, Repair & Improvement, and Specialty Construction markets. Through approximately 800 locations across the United States and Canada, we operate a diverse portfolio of distribution businesses that provide approximately one million SKUs to over 450,000 professional customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses.

Description of market sectors

Our company is organized in three distinct market sectors, each of which offers different products and services to the end customer. Through ten wholesale distribution businesses in the U.S. and a Canadian operation, we provide products and services to professional customers in the Infrastructure & Energy, Maintenance, Repair & Improvement and Specialty Construction market sectors, as presented below:

Infrastructure & Energy – To support established infrastructure and economic growth, our Infrastructure & Energy businesses serve customers in the Infrastructure & Energy market sector by meeting their demand for the critical supplies and services used to build and maintain water systems, oil refineries, and petrochemical plants, and for the generation, transmission,

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

distribution and application of electrical power. This market sector is made up of the following businesses:

•	Waterworks — Distributes complete lines of water and wastewater transmission products, serving contractors and municipalities in all aspects of the water and wastewater industries.

•

Utilities — Distributes electrical transmission and distribution products, power plant maintenance, repair and operations (“MRO”) supplies and smart-grid technologies and provides materials management and procurement outsourcing arrangements to investor-owned utilities, municipal and provincial power authorities, rural electric cooperatives and utility contractors.

•

Industrial Pipe, Valves and Fittings (“IPVF”) — Distributes stainless steel and special alloy pipe, plate, sheet, flanges and fittings, as well as high performance valves, actuation services and high-density polyethylene pipes and fittings for oil and gas, petrochemical, power, food and beverage, pulp and paper, mining, and marine industries; IPVF also serves pharmaceutical customers, industrial and mechanical contractors, fabricators, wholesale distributors, exporters and original equipment manufacturers.

•	Electrical — Supplies electrical products such as wire and cable, switch gear supplies, lighting and conduit to residential and commercial contractors.

Maintenance, Repair & Improvement – Our Maintenance, Repair & Improvement businesses, with superior distribution capabilities and targeted, but comprehensive, product assortments, serve customers in the Maintenance, Repair & Improvement market sector by meeting their continual demand for supplies needed to fix and upgrade facilities across multiple industries. This market sector is made up of the following businesses:

•	Facilities Maintenance — Supplies MRO products and upgrade and renovation services largely to the multifamily, healthcare and hospitality markets.

•	Crown Bolt — A retail distribution operator, providing program and packaging solutions, sourcing, distribution, and in-store service, primarily serving Home Depot.

•	Repair & Remodel — Offers light remodeling and construction supplies primarily to small remodeling contractors and tradesmen.

Specialty Construction – Our Specialty Construction businesses serve customers in the Specialty Construction market sector by meeting their very distinct, customized supply needs in commercial, residential and industrial applications. This market sector is made up of the following businesses:

•	White Cap — Distributes specialized hardware, tools and building materials to professional contractors.

•	Plumbing — Distributes plumbing fixtures, faucets and finishes, HVAC equipment, pipes, valves, fittings and water heaters, as well as related services, to residential and commercial contractors.

•	Creative Touch Interiors (“CTI”) — Offers turnkey flooring installation services and countertop, cabinet and window covering installation services to homebuilders.

Discontinued operations

On February 3, 2008, we closed on an agreement with ProBuild Holdings, selling all our interests in our Lumber and Building Materials operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we have classified the results of our former Lumber and Building Materials line of business as

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

discontinued operations. The presentation of discontinued operations includes revenues and expenses of the Lumber and Building Materials operations as one line item on the Consolidated Statements of Operations.

Key business metrics

Net sales

We earn our revenues primarily from the sale of more than one million construction, infrastructure, maintenance and renovation and improvement related products and our provision of related services to over 450,000 professional customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses. We recognize substantially all of our revenue, net of sales tax and allowances for returns and discounts, when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable and collectability is reasonably assured. Net sales in certain of our market sectors, particularly Infrastructure & Energy, fluctuate with the costs of required commodities.

We ship products to customers predominantly by internal fleet and to a lesser extent by third party carriers. Revenues are recognized from product sales when title to the products is passed to the customer, which generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third party carriers.

We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses.

Gross profit

Gross profit primarily represents the difference between the product cost from our suppliers (net of earned rebates and discounts) including the cost of inbound freight and the sale price to our customers. The cost of outbound freight (including internal transfers), purchasing, receiving and warehousing are included in selling, general and administrative expenses within operating expenses. Our gross margins may not be comparable to those of other companies, as other companies may include all of the costs related to their distribution network in cost of sales. We intend to improve gross profit through the continued implementation of analytical pricing optimization tools, which enable more sophisticated and disciplined product pricing at the individual customer level.

Operating expenses

Operating expenses are comprised of selling, general and administrative costs, including payroll expenses (salaries, wages, employee benefits, payroll taxes and bonuses), rent, insurance, utilities, repair and maintenance and professional fees, as well as depreciation and amortization. Other than selling expenses, these expenses generally do not vary proportionally with net sales. As a result, operating expenses as a percentage of net sales are usually higher in the winter season than the summer season due to the seasonality of net sales.

Relationship with The Home Depot

On August 30, 2007, investment funds associated with Clayton, Dubilier & Rice, Inc., The Carlyle Group and Bain Capital formed HDS Investment Holding, Inc. (“HDS Holding”) and entered into a stock purchase agreement with The Home Depot, Inc. (“Home Depot”) pursuant to which Home Depot agreed to sell to HDS Holding or to a wholly owned subsidiary of HDS Holding certain intellectual

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

properties and all the outstanding common stock of HD Supply, Inc. and the Canadian subsidiary CND Holdings, Inc. (collectively “HD Supply”). On August 30, 2007, through a series of transactions, HDS Holding’s direct wholly owned subsidiary, HDS Holding Corporation, acquired direct control of HD Supply through the merger of its wholly owned subsidiary, HDS Acquisition Corp., with and into HD Supply (the “Company”). Through these transactions (the “Transactions”), Home Depot was paid cash of $8.2 billion and 12.5% of HDS Holding's common stock worth $325 million for certain intellectual properties and all of the outstanding common stock of HD Supply and CND Holdings, including all dividends and interest payable associated with those shares.

We derive revenue from the sale of products to Home Depot. We believe sales to Home Depot are transacted at amounts that generally approximate fair value.

Seasonality

In a typical year, our operating results are impacted by seasonality. Historically, sales of our products have been higher in the second and third quarters of each fiscal year due to favorable weather and longer daylight conditions during these periods. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as cold or wet weather, which can delay construction projects.

Basis of presentation

The three months ended August 2, 2009 (“second quarter 2009”) and August 3, 2008 (“second quarter 2008”) both include thirteen weeks. The six months ended August 2, 2009 and August 3, 2008 both include twenty-six weeks.

Consolidated results of operations

	Three Months Ended		Percentage Increase (Decrease)	Six Months Ended		Percentage Increase (Decrease)
Dollars in millions	August 2, 2009	August 3, 2008		August 2, 2009	August 3, 2008
Net Sales	$1,973	$2,744	(28.1)	$3,894	$5,280	(26.3)
Gross Profit	543	747	(27.3)	1,055	1,443	(26.9)
Operating expenses:
Selling, general and administrative	428	528	(18.9)	858	1,068	(19.7)
Depreciation and amortization	95	101	(5.9)	193	202	(4.5)
Restructuring	1	–	*	10	–	*

Total operating expenses	524	629	(16.7)	1,061	1,270	(16.5)
Operating Income (Loss)	19	118	(83.9)	(6)	173	*
Interest expense	149	159	(6.3)	301	319	(5.6)
Interest (income)	–	(1)	*	–	(1)	*
Other (income) expense, net	(4)	–	*	(202)	–	*

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(126)	(40)	*	(105)	(145)	*
Provision (benefit) for income taxes	(37)	(19)	*	(26)	(48)	*

Income (Loss) from Continuing Operations	$(89)	$(21)	*	$(79)	$(97)	*

* Not meaningful

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	% of Net Sales
	Three Months Ended			Six Months Ended
	August 2, 2009	August 3, 2008	Basis Point Increase (Decrease)	August 2, 2009	August 3, 2008	Basis Point Increase (Decrease)
Net Sales	100.0%	100.0%		100.0%	100.0%
Gross Profit	27.5	27.2	30	27.1	27.3	(20)
Operating expenses:
Selling, general and administrative	21.7	19.2	250	22.0	20.2	180
Depreciation and amortization	4.8	3.7	110	5.0	3.8	120
Restructuring	0.1	–	10	0.3	–	30

Total operating expenses	26.6	22.9	370	27.2	24.0	320
Operating Income (Loss)	1.0	4.3	(330)	(0.2)	3.3	(350)
Interest expense	7.6	5.8	180	7.7	6.0	170
Interest (income)	–	–	–	–	–	–
Other (income) expense, net	(0.2)	–	(20)	(5.2)	–	(520)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(6.4)	(1.5)	(490)	(2.7)	(2.7)	–
Provision (benefit) for income taxes	(1.9)	(0.7)	(120)	(0.7)	(0.9)	20

Income (Loss) from Continuing Operations	(4.5)	(0.8)	(370)	(2.0)	(1.8)	(20)

Highlights

Financial performance in second quarter 2009 declined compared to second quarter 2008, primarily as a result of continued decline in the residential, commercial, and municipal construction markets and unfavorable fluctuations in prices of commodities, such as steel, PVC, copper, and nickel. After a projected decline of 10.4% in 2009, driven largely by the decline in new residential spending, total U.S. construction spending is expected to grow at a 7.6% compound annual growth rate from 2009 through 2013. This projected growth is attributed to continued investment in the non-residential and infrastructure sectors and a projected improvement in the residential construction market beginning in 2010. During second quarter 2009, we benefited from our ongoing corporate cost reduction efforts and branch closure and consolidation activities. Despite the general economic weakness impacting our business, we have been able to maintain strong liquidity, with over $1.2 billion in liquidity as of August 2, 2009.

As a result of our second quarter 2009 financial performance, including the lack of typical seasonal increases during the summer months, and our outlook for the remainder of fiscal 2009, we believe that our annual goodwill impairment testing to be conducted in the third quarter of fiscal 2009 may result in a goodwill impairment charge. At this time, the outcome of the test cannot be predicted, nor can a reasonable estimate of the impairment charge, if any, be made.

Net sales

Net sales decreased $771 million, or 28.1%, during second quarter 2009 and $1,386 million, or 26.3%, in the first six months of fiscal 2009 as compared to the same periods in fiscal 2008.

The decrease in net sales in second quarter 2009 and the first six months of fiscal 2009 was driven by our Infrastructure & Energy and Specialty Construction market sectors, in addition to slight decreases at our Maintenance, Repair & Improvement market sector. Volume declines as a result of the weakening residential, commercial, and municipal construction markets and unfavorable commodity

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

prices were the primary causes of the decreases in net sales. Partially offsetting these declines were positive impacts from efforts to gain new market share and pricing initiatives.

Gross profit

Gross profit decreased $204 million, or 27.3%, during second quarter 2009 and $388 million, or 26.9%, during the first six months of fiscal 2009 as compared to the same periods in fiscal 2008.

The decrease during second quarter 2009 was primarily at our Infrastructure & Energy and Specialty Construction market sectors with declines of $108 million and $86 million, respectively. Our Maintenance, Repair & Improvement market sector had a decline in gross profit of $3 million during second quarter 2009. Gross profit as a percentage of net sales (“gross margin”) increased 30 basis points to 27.5% in second quarter 2009 from 27.2% in second quarter 2008, driven by a shift in our business mix toward our higher margin Maintenance, Repair & Improvement market sector, partially offset by unfavorable commodity prices, competitive pricing and product inflation.

The decrease in gross profit during the first six months of fiscal 2009 as compared to the same period in fiscal 2008 was primarily at our Infrastructure & Energy and Specialty Construction market sectors with declines of $177 million and $187 million, respectively. Our Maintenance, Repair & Improvement market sector had a decline in gross profit of $9 million during second quarter 2009. Gross margin decreased 20 basis points to 27.1% in the first half of fiscal 2009 from 27.3% in the first half of fiscal 2008, driven by unfavorable commodity prices, competitive pricing and product inflation, substantially offset by a shift in our business mix toward our higher margin Maintenance, Repair & Improvement market sector.

Operating expenses

Operating expenses decreased $105 million, or 16.7%, during second quarter 2009 and $209 million, or 16.5%, during the first six months of fiscal 2009 as compared to the same periods of fiscal 2008.

Operating expenses as a percentage of net sales increased to 26.6% in second quarter 2009 from 22.9% in second quarter 2008. Operating expenses as a percentage of net sales increased to 27.2% in the first six months of fiscal 2009 from 24.0% in the first six months of fiscal 2008. In both periods, branch closures, personnel reductions and other cost initiatives resulted in a decrease in selling, general, and administrative expenses. In addition, we recognized restructuring charges of $1 million and $10 million during second quarter 2009 and the first six months of fiscal 2009, respectively. Despite our success in reducing operating expenses, the declines in unit sales and commodity prices at our Infrastructure & Energy and Specialty Construction market sectors adversely affected absorption of overhead costs and contributed to the increase in operating expenses as a percentage of sales. This increase was partially offset by a decline in operating expenses as a percentage of net sales at our Maintenance, Repair & Improvement market sector.

Operating income (loss)

Operating income (loss) decreased $99 million during second quarter 2009 and $179 million in the first six months of fiscal 2009 as compared to the same periods in fiscal 2008. Operating income (loss) declined primarily as a result of the volume declines due to the weakening of the residential, commercial, and municipal construction markets. Operating income (loss) as a percentage of net sales decreased 330 basis points in second quarter 2009 and 350 basis points in the first six months of fiscal 2009 as compared to the same periods in fiscal 2008. These declines were driven by our Infrastructure & Energy and Specialty Construction market sectors, partially offset by increases at our Maintenance, Repair, & Improvement market sector.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense

Interest expense associated with interest-bearing debt was lower in second quarter 2009 and year-to-date as compared to the same periods of the prior year. This was primarily the result of lower interest rates on variable rate debt, partially offset by higher average debt balances. The higher average debt balances in fiscal 2009 as compared to fiscal 2008 were primarily due to the incremental borrowings associated with our draws on the Revolving Credit Facility and Senior ABL Credit Facility in response to the volatility in the capital markets and, to a lesser extent, the interest capitalization on the 13.5% Senior Subordinated Notes, partially offset by the first quarter 2009 repurchase of $252 million in principal of the 13.5% Senior Subordinated Notes.

Other (income) expense, net

During second quarter 2009, we recognized a bargain purchase gain of $2 million on the ORCO Construction Supply business acquisition and a $2 million gain related to the valuation of our interest rate swaps. During first quarter 2009, we repurchased $252 million principal amount, plus accrued interest of $15 million, of the 13.5% Senior Subordinated Notes due 2015 for $62 million. As a result, we recognized a $200 million pre-tax gain for the extinguishment of this portion of the 13.5% Senior Subordinated Notes, net of the write-off of unamortized deferred debt issuance costs.

Provision (benefit) for income taxes

The benefit for income taxes for continuing operations in second quarter 2009 was $37 million compared to $19 million in second quarter 2008. The effective rate for continuing operations for second quarter 2009 and second quarter 2008 was a benefit of 29.2% and 46.8%, respectively. The lower effective rate benefit in second quarter 2009 was primarily related to $4 million of non-deductible discrete items for second quarter 2009.

The benefit for income taxes for continuing operations for the first six months of fiscal 2009 was $26 million compared to $48 million for the first six months of fiscal 2008. The effective rate for continuing operations for the first six months of fiscal 2009 and fiscal 2008 was a benefit of 24.5% and 33.1%, respectively. The lower effective rate benefit for the first six months of fiscal 2009 was primarily related to the impact of positive pre-tax income in the first quarter of fiscal 2009 and $8 million of non-deductible discrete items for the first six months of fiscal 2009.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance. This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. The amount of the deferred tax asset considered realizable is expected to be decreased when our total balance becomes a net deferred asset based on current income projections. It is reasonably possible that a material adjustment of the valuation allowance could occur within one year.

Results of operations by market sector

Infrastructure & Energy

	Three Months Ended			Six Months Ended
Dollars in millions	August 2, 2009	August 3, 2008	Increase (Decrease)	August 2, 2009	August 3, 2008	Increase (Decrease)
Net sales	$959.1	$1,405.7	(31.8)%	$1,955.9	$2,691.2	(27.3)%
Operating income	18.2	91.4	(80.1)%	44.4	164.0	(72.9)%
% of Net sales	1.9%	6.5%	(460) bps	2.3%	6.1%	(380) bps

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales

Net sales decreased $447 million, or 31.8%, during second quarter 2009 and $735 million, or 27.3%, in the first six months of fiscal 2009 as compared to the same periods in fiscal 2008.

The decline in net sales in second quarter 2009 compared to second quarter 2008 was driven by Waterworks, which had a decline in net sales of $272 million. Utilities, Electrical, and IPVF also had declines in net sales in second quarter 2009 of $60 million, $66 million, and $48 million, respectively, as compared to second quarter 2008. Volume declines as a result of the continued economic weakness in the residential housing, municipal, and commercial construction markets were the primary drivers for the declines in net sales at all four operations, having an estimated impact of approximately $412 million. Net sales were further negatively impacted by the fluctuation of commodity prices, primarily copper and steel at Electrical and nickel at IPVF.

The decline in net sales in the first six months of fiscal 2009 was driven primarily by Waterworks, which had a decline in net sales of $442 million, and, to a lesser extent, Utilities and Electrical, which had declines of $112 million and $125 million, respectively. Volume declines as a result of the continued economic weakness in the residential housing, municipal, and commercial construction markets were the primary drivers for the declines in net sales at these three operations, having an estimated impact of approximately $647 million. Net sales at IPVF declined $54 million in the first six months of fiscal 2009 as compared to the same period of fiscal 2008, driven primarily by falling nickel prices, with a smaller negative impact from volume declines.

Operating Income

Operating income decreased $73 million, or 80.1%, during second quarter 2009 and $120 million, or 72.9%, in the first six months of fiscal 2009 as compared to the same periods in fiscal 2008.

The operating income decrease in second quarter 2009 compared to second quarter 2008 was driven by decreases of $34 million and $29 million at Waterworks and IPVF, respectively. Utilities and Electrical also experienced declines in operating income of $3 million and $7 million, respectively. The operating income decrease in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 was driven by decreases of $60 million and $41 million at Waterworks and IPVF, respectively. Utilities and Electrical also experienced declines in operating income of $5 million and $14 million, respectively. The decline in operating income for both second quarter 2009 and the first six months of fiscal 2009 at Waterworks, Utilities, and Electrical was primarily driven by volume declines related to the weakening of the residential, municipal, and commercial construction markets. Partially offsetting these negative impacts was a decline in selling, general, and administrative costs, primarily due to personnel reductions and branch closures, and other cost reduction efforts. The decline in operating income at IPVF was driven by margin compression as a result of commodity price declines.

Operating income as a percentage of net sales decreased 460 basis points in second quarter 2009 and 380 basis points in the first six months of fiscal 2009 as compared to the same periods in fiscal 2008. The decline in both periods was primarily driven by Waterworks, Electrical, and IPVF. Gross margins at Waterworks and Electrical were relatively flat period over period, with slight improvements at Waterworks and slight declines at Electrical; however, the reduction in sales outpaced the reduction in fixed costs of these businesses, resulting in a decrease in operating income as a percentage of net sales. The decline in operating income as a percentage of net sales at IPVF was primarily driven by a decline in gross margins as a result of lower average selling prices due to the decline in the price of nickel. Gross margin improvements at Utilities in second quarter 2009 and the first six months of fiscal 2009 as compared to same periods in fiscal 2008 were substantially offset by an increase in operating expenses as a percentage of net sales due to declines in unit sales adversely affecting absorption of overhead costs.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maintenance, Repair & Improvement

	Three Months Ended			Six Months Ended
Dollars in millions	August 2, 2009	August 3, 2008	Increase (Decrease)	August 2, 2009	August 3, 2008	Increase (Decrease)
Net sales	$560.1	$580.0	(3.4)%	$1,049.9	$1,089.7	(3.7)%
Operating income (loss)	70.7	55.9	26.5%	108.2	88.8	21.8%
% of Net sales	12.6%	9.6%	300 bps	10.3%	8.1%	220 bps

Net Sales

Net sales decreased $20 million, or 3.4%, during second quarter 2009 and $40 million, or 3.7%, in the first six months of fiscal 2009 as compared to the same periods of fiscal 2008.

The decline in net sales in second quarter 2009 compared to second quarter 2008 was driven by Facilities Maintenance and Repair & Remodel, which had declines in net sales of $17 million and $10 million, respectively. The decline in net sales in the first six months of fiscal 2009 compared to the same period in fiscal 2008 was driven by Facilities Maintenance and Repair & Remodel, which had declines in net sales of $33 million and $20 million, respectively. These declines were partially offset at Crown Bolt, which had an increase in net sales of $7 million and $14 million in second quarter 2009 and the first six months of fiscal 2009, respectively, as compared to the same periods in fiscal 2008. The weakening of the residential construction market and the general economic deterioration were the primary causes of the declines in net sales at Repair & Remodel and Facilities Maintenance. Partially offsetting the volume declines was an increase in net sales driven by sales initiatives and pricing initiatives at both Crown Bolt and Facilities Maintenance.

Operating Income

Operating income increased $15 million, or 26.5%, during second quarter 2009 and $19 million, or 21.8%, during the first six months of fiscal 2009 as compared to the same periods of fiscal 2008.

The operating income increase in second quarter 2009 as compared to second quarter 2008 was driven by increases of $11 million and $5 million at Facilities Maintenance and Crown Bolt, respectively, partially offset by a decrease of $1 million at Repair & Remodel. The operating income increase in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 was driven by increases of $15 million and $8 million at Facilities Maintenance and Crown Bolt, respectively, partially offset by a decrease of $4 million at Repair & Remodel.

The operating income increases at Facilities Maintenance for both periods of fiscal 2009 were driven by decreases in selling, general and administrative expenses as a result of personnel reductions and other cost reduction efforts, including freight and marketing reductions. The operating income increases at Crown Bolt for both periods of fiscal 2009 were driven by gross margin improvements, and, to a lesser extent, decreases in selling, general and administrative expenses as a result of personnel reductions and other cost reduction efforts. The operating income decreases at Repair & Remodel were driven by volume declines, as a result of the weakening residential construction market partially offset by a decline in selling, general, and administrative expense due to cost reduction efforts.

Operating income as a percentage of net sales increased 300 basis points in second quarter 2009 and 220 basis points in the first six months of fiscal 2009 as compared to the same periods in fiscal 2008, driven by Facilities Maintenance and Crown Bolt. The increases were primarily due to the declines in selling, general and administrative expenses and, to a lesser extent, gross margin improvements at Crown Bolt. Operating income as a percentage of net sales declined during both periods of fiscal 2009 at Repair & Remodel, primarily due to the reduction in sales outpacing the reduction in fixed costs of the business.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specialty Construction

	Three Months Ended			Six Months Ended
Dollars in millions	August 2, 2009	August 3, 2008	Increase (Decrease)	August 2, 2009	August 3, 2008	Increase (Decrease)
Net sales	$408.2	$694.3	(41.2)%	$805.5	$1,370.6	(41.2)%
Operating income (loss)	(39.8)	(2.1)	*	(91.8)	(9.7)	*
% of Net sales	(9.8)%	(0.3)%	(950) bps	(11.4)%	(0.7)%	(1,070) bps

    * Not meaningful

Net Sales

Net sales decreased $286 million, or 41.2%, during second quarter 2009 and $565 million, or 41.2%, in the first six months of fiscal 2009 as compared to the same periods in fiscal 2008.

White Cap, CTI, and Plumbing experienced declines in net sales of $163 million, $39 million, and $85 million, respectively, in second quarter 2009 and $300 million, $94 million, and $171 million, respectively, during the first six months of fiscal 2009 as compared to the same periods of fiscal 2008.

The weakening of the residential construction market continued to have a negative impact on the Specialty Construction sector, having an estimated volume impact of approximately $195 million in second quarter 2009 and $395 million in the first six months of fiscal 2009 as compared to the same periods of fiscal 2008. In addition, Plumbing closed approximately 15 branches in the second half of fiscal 2008, having an estimated negative impact on net sales of $14 million in second quarter 2009 and $28 million in the first six months of fiscal 2009 as compared to the same periods in fiscal 2008. During second quarter 2009 and year-to-date 2009, CTI experienced a negative impact on net sales due to fewer upgrade purchases by customers in new home construction and White Cap and Plumbing reported declines in net sales due to unfavorable commodity prices, such as rebar and copper.

Operating Loss

Operating loss increased $38 million during second quarter 2009 and $82 million in the first six months of fiscal 2009 as compared to the same periods of fiscal 2008.

The increase in operating loss in second quarter 2009 as compared to second quarter 2008 was driven by increases of $34 million and $8 million at White Cap and Plumbing, respectively, partially offset by a decrease in operating loss of $5 million at CTI. The increase in operating loss in the first six months of fiscal 2009 as compared to same period of fiscal 2008 was driven by increases of $67 million and $17 million at White Cap and Plumbing, respectively, partially offset by a decrease in operating loss of $3 million at CTI.

The increases in operating loss during second quarter 2009 and for the first six months of fiscal 2009 were primarily driven by volume declines related to the weakening of the residential construction markets. In addition, operating loss was negatively impacted by pricing pressures and commodity prices. During second quarter 2009 and the first six months of fiscal 2009, operating loss was positively impacted by a decline in selling, general and administrative costs primarily due to personnel reductions and other cost reduction efforts. These declines in cost were partially offset during the first six months of fiscal 2009 by a first quarter 2009 restructuring charge of $5 million.

Operating loss as a percentage of net sales increased 950 basis points in second quarter 2009 and 1,070 basis points in the first six months of fiscal 2009 as compared to the same periods in fiscal 2008. Volume declines, commodity prices, and pricing pressures resulted in a significant decline in gross margins that outpaced the reduction in fixed costs of the business, resulting in an increase in operating loss as a percentage of net sales.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and capital resources

Sources and uses of cash

We had $707 million in cash and cash equivalents and $541 million of available borrowings at August 2, 2009, for a combined liquidity of $1.2 billion. During the six months ended August 2, 2009, cash inflow was primarily provided by cash receipts from operations, cash receipt of an IRS refund, and receipt of the final working capital adjustment related to the Transactions. These inflows were offset by cash used to meet the needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, and the payment of interest on debt.

Given the recent volatility in the capital markets, the Company has invested approximately $507 million in U.S. Treasury securities to fund operations in the event that any of the financial institutions that have committed to fund the Company's Revolving Credit Facility or Senior ABL Credit Facility are unable or unwilling to meet their commitments. Our sources of funds, primarily from operations, cash on-hand, and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months. Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows.

Net cash provided by (used for):

	Six Months Ended
Dollars in millions	August 2, 2009	August 3, 2008	Increase (Decrease)
Operating activities	$162	$198	$(36)
Investing activities	$(14)	$72	$(86)
Financing activities	$(215)	$(130)	$(85)

Working capital

Working capital decreased to $1,937 million as of August 2, 2009 from $2,018 million as of August 3, 2008. The decrease in working capital since second quarter 2008 was driven by a decrease in accounts receivable and inventory, substantially offset by an increase in cash and cash equivalents and a decrease in accounts payable. We continue to focus on asset management initiatives that are intended to improve our working capital efficiency.

Operating activities

Cash flow from operating activities in the first six months of fiscal 2009 was $162 million compared with $198 million in the same period of fiscal 2008. The decline in cash flow during the first six months of fiscal 2009 as compared to the same period in fiscal 2008 was primarily the result of the timing of payments for the purchase of inventory and a reduction in operating income due primarily to the continued deterioration in the residential construction market during fiscal 2008, partially offset by a reduction in receivables and inventory and the receipt of an IRS refund.

Investing activities

During the first six months of fiscal 2009, cash used in investing activities was $14 million, primarily driven by $26 million of capital expenditures and $16 million in business acquisition payments, partially offset by the receipt of $22 million for the final working capital adjustment related to the Transactions. During the first six months of fiscal 2008, cash provided by investing activities was $72 million, primarily driven by the receipt of $101 million of proceeds from the sale of our Lumber & Building Materials business, partially offset by capital expenditures of $35 million.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing activities

During the first six months of fiscal 2009, cash used in financing activities was $215 million, as a result of debt repayments, including the repurchase of $252 million principal amount of the 13.5% Senior Subordinated Notes for $62 million. During the first six months of fiscal 2008, cash used in financing activities was $130 million, primarily resulting from debt repayments of $137 million, offset by $6 million in equity contributions from HDS Holding.

External Financing

As of August 2, 2009, we have an aggregate principal amount of $5.7 billion of outstanding debt and $541 million of available borrowings under our Senior ABL Credit Facility (after giving effect to the borrowing base limitations and approximately $62 million in letters of credit issued).

The Company maintains a Cash Flow Facility (the “Senior Secured Credit Facility”) comprised of a $1 billion term loan (the “Term Loan”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). The Term Loan has required quarterly principal payments of $2.5 million beginning December 31, 2007 with the balance due August 30, 2012. As of August 2, 2009, the Term Loan balance was $982 million at an interest rate of 1.54%. As of August 2, 2009, the Company had an outstanding balance of $300 million, at an interest rate of 4.29%, and no outstanding Letters of Credit under the Revolving Credit Facility.

The Company also maintains a $2.1 billion Asset Based Lending Credit Agreement (the “Senior ABL Credit Facility”) subject to borrowing base limitations. The Senior ABL Credit Facility matures on August 30, 2012 and bears interest at Prime plus 0.5% or LIBOR plus 1.5% per annum at the Company’s election. As of August 2, 2009, the Senior ABL Credit Facility had an outstanding balance of $639 million at an interest rate of 1.835%. As of August 2, 2009, the Company had available borrowings under the Senior ABL Credit Facility of $541 million, after giving effect to the borrowing base limitations and letters of credit issued. The Company can use up to $400 million of its available borrowing under the Senior ABL Credit Facility for Letters of Credit which are charged a fee of 1.5% per annum. As of August 2, 2009, there were $62 million of Letters of Credit outstanding under the Senior ABL Credit Facility.

The Company issued $2.5 billion of Senior Notes bearing interest at a rate of 12.0% (the “12.0% Senior Notes”). Interest payments are due each March and September 1st through maturity.

The Company issued $1.3 billion of Senior Subordinated PIK Notes bearing interest at a rate of 13.5% (the “13.5% Senior Subordinated Notes”). Interest payments are due each March and September 1st through maturity except that the first eight payment periods through September 2011 must be paid in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than being paid in cash. During first quarter 2009, the Company repurchased $252 million principal amount, plus accrued interest of $15 million, of the 13.5% Senior Subordinated Notes. As a result of PIK interest capitalizations and the extinguishment of a portion of the principal, as of August 2, 2009, the outstanding principal balance of the 13.5% Senior Subordinated Notes was $1.3 billion.

The Company’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. The Company is in compliance with all such covenants.

Registration statement

On July 27, 2009, HD Supply, Inc. filed a registration statement on Form S-4/A with the U.S. Securities and Exchange Commission in accordance with the registration rights agreements relating to the 12.0% Senior Notes and 13.5% Senior Subordinated Notes. On July 28, 2009, the registration statement was

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

declared effective by the SEC and the offer to exchange outstanding 12.0% Senior Notes with registered 12.0% Senior Notes and outstanding 13.5% Senior Subordinated Notes with registered 13.5% Senior Subordinated Notes was executed. The exchange offer closed on August 25, 2009 with all of the notes held by eligible participants in the exchange offer tendered.

Contractual obligations

There have been no material changes to our contractual obligations as compared to those described under the heading “Contractual obligations” in our registration statement on Form S-4/A. The section entitled “Contractual obligations” in our registration statement on Form S-4/A is incorporated herein by reference.

Critical accounting policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our registration statement on Form S-4/A (Registration No. 333-159809), filed with the SEC on July 27, 2009, in the Notes to the Consolidated and Combined Financial Statements, Note 1, and the Critical Accounting Policies section. Note 1 to our Consolidated and Combined Financial Statements and the section entitled “Critical accounting policies” in our registration statement on Form S-4/A is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices. To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. There have been no material changes in our market risk exposures as compared to those discussed in our registration statement on Form S-4/A (Registration No. 333-159809), filed with the SEC on July 27, 2009. The section entitled “Commodity and interest rate risk” in our Form S-4/A is incorporated herein by reference.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

HD Supply is involved in litigation from time to time in the ordinary course of business. In management’s opinion, none of the proceedings are material in relation to the consolidated operations, cash flows, or financial position of HD Supply and the Company has adequate reserves to cover its estimated probable loss exposure.

Item 1A. Risk Factors

We discuss in our registration statement on Form S-4/A, filed July 27, 2009, various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our registration statement on Form S-4/A was filed. The section entitled “Risk factors” in our registration statement on Form S-4/A is incorporated herein by reference. There have been no material changes to the risk factors disclosed in our registration statement on Form S-4/A. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report together with those previously disclosed in the registration statement on Form S-4/A or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements and Information” in this report.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the U.S. Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC. (Registrant)

September 14, 2009	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo President and Chief Executive Officer

/s/ Mark Jamieson
Mark Jamieson Senior Vice President and Chief Financial Officer