Form 10-Q
period 2009-11-01
HD SUPPLY, INC.
filed 2009-12-15
CIK 1465264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2009

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-159809

HD SUPPLY, INC.

(Exact name of Registrant as specified in its charter)

Delaware	75-2007383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3100 Cumberland Boulevard, Suite 1480, Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

(770) 852-9000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).*    Yes  ☐    No  ☐ * The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 14, 2009, there were 1,000 shares of common stock of HD Supply, Inc. outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in millions, unaudited

	Three Months Ended		Nine Months Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Net Sales	$1,932	$2,573	$5,826	$7,853
Cost of sales	1,417	1,871	4,256	5,708

Gross Profit	515	702	1,570	2,145
Operating expenses:
Selling, general and administrative	409	508	1,266	1,576
Depreciation and amortization	97	104	290	306
Restructuring	3	—	14	—
Goodwill impairment	224	48	224	48

Total operating expenses	733	660	1,794	1,930
Operating Income (Loss)	(218)	42	(224)	215
Interest expense	148	162	449	481
Interest (income)	—	—	—	(1)
Other (income) expense, net	(3)	2	(205)	2

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(363)	(122)	(468)	(267)
Provision (benefit) for income taxes	(105)	(31)	(131)	(79)

Income (Loss) from Continuing Operations	(258)	(91)	(337)	(188)
Loss from discontinued operations, net of tax benefit of $6, $-, $6, and $1, respectively	(9)	—	(9)	(1)

Net Income (Loss)	$(267)	$(91)	$(346)	$(189)

The accompanying notes are an integral part of these financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share data

	November 1, 2009	February 1, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$727	$771
Receivables, less allowance for doubtful accounts of $76 and $95	1,001	1,123
Inventories	1,066	1,218
Deferred tax asset	309	154
Other current assets	70	147

Total current assets	3,173	3,413

Property and equipment, net	481	545
Goodwill	3,149	3,368
Intangible assets, net	1,318	1,511
Other assets	204	251

Total assets	$8,325	$9,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$776	$870
Accrued compensation and benefits	100	119
Current installments of long-term debt	10	10
Other accrued expenses	245	343

Total current liabilities	1,131	1,342

Long-term debt, excluding current installments	5,804	6,046
Deferred tax liabilities	280	194
Other long-term liabilities	262	331

Total liabilities	7,477	7,913

Stockholders’ equity:
Common stock, par value $0.01; authorized 1,000 shares; issued 1,000 shares at November 1, 2009 and February 1, 2009	—	—
Paid-in capital	2,638	2,625
Accumulated deficit	(1,777)	(1,418)
Accumulated other comprehensive loss	(13)	(32)

Total stockholders’ equity	848	1,175

Total liabilities and stockholders’ equity	$8,325	$9,088

The accompanying notes are an integral part of these financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	November 1, 2009	November 2, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(346)	$(189)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	295	312
Provision for uncollectibles	16	21
Non-cash interest expense	177	182
Stock-based compensation expense	13	10
Deferred income taxes	(137)	(82)
Unrealized derivative gain	(7)	2
Gain on extinguishment of debt	(200)	—
Goodwill impairment charge	224	48
Other	22	1
Changes in assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in receivables	91	(65)
(Increase) decrease in inventories	138	69
(Increase) decrease in other current assets	144	(12)
(Increase) decrease in other assets	1	1
Increase (decrease) in accounts payable and accrued liabilities	(231)	(80)
Increase (decrease) in other long-term liabilities	5	(9)

Net cash (used in) provided by operating activities	205	209

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41)	(53)
Refunds (payments) for businesses acquired, net of cash acquired	6	(3)
Proceeds from sales of property and equipment	6	16
Proceeds from sale of a business	3	99

Net cash (used in) provided by investing activities	(26)	59

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution	—	9
Repayments of long-term debt	(70)	(8)
Borrowings on long-term revolver debt	5	1,464
Repayments on long-term revolver debt	(160)	(1,089)
Deferred financing costs	—	1

Net cash (used in) provided by financing activities	(225)	377

Increase (decrease) in cash and cash equivalents	$(46)	$645
Effect of exchange rates on cash and cash equivalents	2	(7)
Cash and cash equivalents at beginning of period	771	108

Cash and cash equivalents at end of period	$727	$746

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

In Management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of HD Supply, Inc.’s significant accounting policies and other information, you should read this report in conjunction with the consolidated financial statements for the year ended February 1, 2009 included in HD Supply, Inc.’s registration statement on Form S-4/A, filed with the SEC on July 27, 2009.

The Company has revised the Consolidated Balance Sheet as of February 1, 2009 in accordance with SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to include an adjustment related to the fourth quarter 2008 goodwill impairment charge. See Note 5, Goodwill, for further details.

Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation.

The Company has evaluated subsequent events through December 14, 2009, which represents the date the Company’s Form 10-Q for the quarter ended November 1, 2009 was filed with the U.S. Securities and Exchange Commission.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

HD Supply has eight reportable segments: Waterworks, Facilities Maintenance, White Cap, Utilities, Industrial Pipe, Valves and Fittings (“IPVF”), Creative Touch Interiors (“CTI”), Plumbing, and an Other category including Electrical, Crown Bolt, Repair & Remodel, HD Supply Canada, and Corporate, which includes enterprise-wide functional departments.

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal years ending January 31, 2010 (“fiscal 2009”) and February 1, 2009 (“fiscal 2008”) both include 52 weeks. The three months ended November 1, 2009 and November 2, 2008 both include 13 weeks and the nine months ended November 1, 2009 and November 2, 2008 both include 39 weeks.

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

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile, workers’ compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At November 1, 2009 and February 1, 2009, reserves totaled $105 million and $107 million, respectively.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million of professional service fees, were received on February 4, 2008. In April 2009, the Company received the remaining $2.5 million cash proceeds from escrow.

As a condition of the agreement, HD Supply retained certain facilities that have been shut down. The Company is actively marketing the owned properties for sale. These facilities are recorded at fair value less costs to sell for a net value of $10 million and are presented within Other current assets in the Consolidated Balance Sheets. During the third quarter of fiscal 2009, due to continued deterioration in the commercial real estate markets, the Company recognized an $8 million impairment charge for the decline in fair value of these facilities. In addition, the net present value of on-going lease liabilities and other occupancy costs, net of expected sublease income, have been accrued and are presented as Other accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets. The Company regularly reviews the assumptions used to estimate the net present value of these lease liabilities. During the third quarter of fiscal 2009, as a result of continued deterioration in the commercial real estate markets, the Company recognized a $7 million charge to increase these liabilities, primarily due to expected sublease income differing from the original assumptions. In accordance with U.S. GAAP, these charges and other expenses of the discontinued operations are presented net of tax as one line item, Loss from discontinued operations, on the Consolidated Statements of Operations.

NOTE 3 – RELATED PARTIES

On August 30, 2007, investment funds associated with Clayton, Dubilier & Rice, Inc., The Carlyle Group and Bain Capital Partners, LLC (collectively the “Equity Sponsors”) formed HDS Investment Holding, Inc. (“HDS Holding”) and entered into a stock purchase agreement with The Home Depot, Inc. (“Home Depot”) pursuant to which Home Depot agreed to sell to HDS Holding or to a wholly owned subsidiary of HDS Holding certain intellectual properties and all the outstanding common stock of HD Supply, Inc. and the Canadian subsidiary CND Holdings, Inc. (collectively “HD Supply”). On August 30, 2007, through a series of transactions, HDS Holding’s direct wholly owned subsidiary, HDS Holding Corporation, acquired direct control of HD Supply through the merger of its wholly owned subsidiary, HDS Acquisition Corp., with and into HD Supply (the “Company”). Through these transactions (the “Transactions”), Home Depot was paid cash of $8.2 billion and 12.5% of HDS Holding’s common stock worth $325 million for certain intellectual property and all of the outstanding common stock of HD Supply, Inc. and CND Holdings, Inc. including all dividends and interest payable associated with those shares. During the first quarter of fiscal 2009, the Company received $22 million from Home Depot for the working capital adjustment and settlement of other items finalizing the purchase price of the Transactions.

The Home Depot

HD Supply derived revenue from the sale of products to Home Depot of $70 million and $77 million in the three months ended November 1, 2009 and November 2, 2008, respectively, and $228 million and $231 million in the nine months ended November 1, 2009 and November 2, 2008, respectively. The revenue was recorded at an amount that generally approximates fair value, but may not necessarily represent a price an unrelated third party would pay. Accounts receivable from these transactions with Home Depot were $31 million and $33 million at November 1, 2009 and February 1, 2009, respectively, and are included within Receivables in the Consolidated Balance Sheets.

Equity Sponsors

In conjunction with the closing of the Transactions, the Company entered into a management agreement whereby the Company pays the Equity Sponsors a $4.5 million annual aggregate management fee (“Sponsor Management Fee”) and related expenses. HD Supply incurred Sponsor

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management Fees and related expenses of $1.3 million and $1.1 million in the three months ended November 1, 2009 and November 2, 2008, respectively, and $4.0 million and $3.4 million in the nine months ended November 1, 2009 and November 2, 2008, respectively. These charges are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Management of the Company has been informed that, as of November 1, 2009, affiliates of certain of the Equity Sponsors beneficially owned approximately $833 million aggregate principal amount of the Company’s 12.0% Senior Notes due 2014, $549 million aggregate principal amount of the Company’s 13.5% Senior Subordinated Notes due 2015, and $2 million aggregate principal amount of the Company’s Term Loan due 2012.

Other related parties

HD Supply purchased product from affiliates of the Equity Sponsors for approximately $12 million and $13 million in the three months ended November 1, 2009 and November 2, 2008, respectively, and $41 million and $32 million in the nine months ended November 1, 2009 and November 2, 2008, respectively. In addition, HD Supply sold product to affiliates of the Equity Sponsors for less than $1 million in both the three months ended November 1, 2009 and November 2, 2008 and approximately $2 million and $1 million in the nine months ended November 1, 2009 and November 2, 2008, respectively. Management believes these transactions were conducted at prices an unrelated third party would pay.

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

These acquisitions were accounted for under the purchase method of accounting in accordance with the business combination principles of U.S. GAAP (Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) 805, Business Combinations) and, accordingly, the related results of operations have been consolidated in HD Supply’s financial statements since the date of acquisition.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – GOODWILL

The carrying amount of goodwill by reportable segment as of November 1, 2009 and February 1, 2009 is as follows (amounts in millions):

	November 1, 2009			February 1, 2009
	Gross Goodwill	Accumulated Impairments	Net Goodwill	Gross Goodwill	Accumulated Impairments	Net Goodwill
Waterworks	$1,855	$(815)	$1,040	$1,855	$(681)	$1,174
Facilities Maintenance	1,474	—	1,474	1,474	—	1,474
White Cap	183	(74)	109	183	(74)	109
Utilities	294	(98)	196	289	(44)	245
IPVF	82	(82)	—	82	(76)	6
Plumbing	111	(111)	—	111	(111)	—
CTI	67	(67)	—	67	(67)	—
Other	360	(30)	330	360	—	360

Total goodwill	$4,426	$(1,277)	$3,149	$4,421	$(1,053)	$3,368

Goodwill represents the excess of purchase price over fair value of net assets acquired. HD Supply does not amortize goodwill, but does assess the recoverability of goodwill in the third quarter of each fiscal year or whenever events or circumstances indicate that goodwill might be impaired. Goodwill impairment testing is performed at the reporting unit level. There are ten reporting units within the Company to which goodwill was assigned. They are Waterworks, Facilities Maintenance, White Cap, Utilities, IPVF, CTI, Plumbing, Electrical, Crown Bolt, and Repair & Remodel.

Under U.S. GAAP (ASC 350, Intangibles – Goodwill and Other), goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment.

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill in the “pro forma” business combination accounting as described above, exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted under U.S. GAAP.

HD Supply performed the annual goodwill impairment testing during the third quarter of fiscal 2009 for the eight reporting units with goodwill balances (goodwill balances at two reporting units were zero prior to the annual testing). The Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis and a market comparable method, with each method being equally weighted in the calculation. This is a departure from our fiscal 2008 goodwill impairment test. In fiscal 2008, the Company relied entirely on the DCF analysis due to the extreme volatility in the financial markets during the second half of 2008. The market comparable method was calculated

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

during that period as a validation that the fair value derived from the DCF analysis was comparable to its market peers.

Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market comparable approach. The cash flows employed in the DCF analyses are based on the Company’s most recent five-year budget and, for years beyond the budget, the Company’s estimates, which are based on estimated exit multiples ranging from five to seven times the final budgeted year earnings before interest, taxes, depreciation and amortization. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units and range from 12.5% to 15.0%. For the market comparable approach, the Company evaluated comparable company public trading values, using multiples that ranged from five to nine times earnings before interest, taxes, depreciation and amortization.

There was an indication of impairment in four of the Company’s reporting units during the third quarter fiscal 2009 testing and accordingly, the second step was performed for these reporting units. Based on the results of the second step, HD Supply recorded a $224 million non-cash goodwill impairment charge in the third quarter of fiscal 2009 on four reporting units. The annual goodwill impairment testing during the third quarter of fiscal 2008 also resulted in a non-cash goodwill impairment charge of $48 million at two of the Company’s ten reporting units. Total non-cash goodwill impairment charges for the three months ended November 1, 2009 and November 2, 2008 are as follows (amounts in millions):

	Three Months Ended November 1, 2009			Three Months Ended November 2, 2008
	Assigned Goodwill	Impairment Charge	Remaining Goodwill	Assigned Goodwill	Impairment Charge	Remaining Goodwill
Waterworks	$1,174	$(134)	$1,040	$1,877	$—	$1,877
Utilities	250	(54)	196	290	—	290
IPVF	6	(6)	—	82	—	82
Repair & Remodel	125	(30)	95	125	—	125
Plumbing	—	—	—	110	(27)	83
CTI	—	—	—	66	(21)	45
All other reporting units	1,818	—	1,818	1,908	—	1,908

Total goodwill	$3,373	$(224)	$3,149	$4,458	$(48)	$4,410

The primary cause of impairment of the goodwill in the reporting units for both third quarter fiscal 2009 and third quarter fiscal 2008 was a reduction in expected future cash flows for these businesses as a result of the decline in the residential and commercial construction markets.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the changes in goodwill for the nine months ended November 1, 2009 (amounts in millions).

		Amount
Balance February 1, 2009
Goodwill	$4,421
Accumulated impairment losses	(1,053)

Net Goodwill at February 1, 2009		$3,368
Impairment		(224)
Translation adjustment		5
Balance November 1, 2009
Goodwill	4,426
Accumulated impairment losses	(1,277)

Net Goodwill at November 1, 2009		$3,149

The Company’s discounted cash flow model is based on HD Supply’s expectation of future market conditions for each of the reporting units, as well as discount rates that would be used by market participants in an arms-length transaction. Future events could cause the Company to conclude that market conditions have declined or discount rates have increased to the extent that the Company’s goodwill could be further impaired. It is not possible at this time to determine if any such future impairment charge would result.

In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 100 basis point increase in the risk adjusted discount rate of each reporting unit. Such an increase would result in an additional impairment charge of $41 million during third quarter fiscal 2009. The Company also measured the impact of applying a hypothetical 1x decline to the exit multiples used for the years beyond the Company’s five-year budget. Such a decrease would result in an additional impairment charge of $123 million during third quarter fiscal 2009.

The Consolidated Balance Sheet as of February 1, 2009 is derived from the audited financial statements at that date; however during the quarter ended November 1, 2009 the Company noted that the goodwill impairment calculation for fourth quarter fiscal 2008 did not include an adjustment for the tax impact of hypothetically impairing the fair value of customer intangibles in step 2 of the impairment testing. The fourth quarter fiscal 2008 goodwill impairment testing resulted in an impairment charge of $875 million. Had the tax adjustment been included in the calculation, the goodwill impairment charge for the fourth quarter of fiscal 2008 would have been $1,005 million, a difference of $130 million. This revised impairment charge and the related tax benefit would have resulted in an additional $113 million net loss for the fiscal year ended February 1, 2009. The Company assessed the materiality of the effect of this misstatement on the fiscal year ended February 1, 2009 and both the first and second quarters of fiscal 2009 in accordance with the SEC’s SAB No. 99, “Materiality”, and SAB 108 and concluded that the impact was not material to any such periods. However, the Company also concluded that the effect of correcting the misstatement in fiscal 2009 would have been material to both the interim and annual financial statements for fiscal 2009. Pursuant to SAB 108, the Company may correct immaterial prior year misstatements by revising prior year financial statements the next time they are presented. In accordance with SAB 108, the Company will correct its fiscal 2008 and first and second quarter fiscal 2009 financial statements the next time those financial statements are issued. The Company’s Consolidated Balance Sheet as of February 1, 2009 included herein has been revised consistent with SAB 108 to reflect the impact of the correction described above.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the impact of the correction on the Company’s financial statements for fiscal 2008 as well as for the first and second quarter fiscal 2009 Consolidated Balance Sheets (amounts in millions). The correction has no impact on the first or second quarter of fiscal 2009 Consolidated Statements of Operations.

	As of February 1, 2009
	As Reported	Adjustment	As Revised
Goodwill	$3,498	$(130)	$3,368
Deferred tax liabilities	211	(17)	194
Accumulated deficit	(1,305)	(113)	(1,418)
Total stockholders’ equity	1,288	(113)	1,175

	Fiscal year ended February 1, 2009
	As Reported	Adjustment	As Revised
Net Sales	$9,768	$—	$9,768
Cost of sales	7,134	—	7,134

Gross Profit	2,634	—	2,634
Operating expenses:
Selling, general and administrative	2,063	—	2,063
Depreciation and amortization	403	—	403
Restructuring	34	—	34
Goodwill impairment	923	130	1,053

Total operating expenses	3,423	130	3,553
Operating Income (Loss)	(789)	(130)	(919)
Interest expense	644	—	644
Interest (income)	(2)	—	(2)
Other (income) expense, net	11	—	11

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(1,442)	(130)	(1,572)
Provision (benefit) for income taxes	(301)	(17)	(318)

Income (Loss) from Continuing Operations	(1,141)	(113)	(1,254)
Loss from discontinued operations, net of tax benefit of $6, $-, $6, and $1, respectively	(1)	—	(1)

Net Income (Loss)	$(1,142)	$(113)	$(1,255)

	As of May 3, 2009			As of August 2, 2009
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Goodwill	$3,499	$(130)	$3,369	$3,503	$(130)	$3,373
Deferred tax liabilities	321	(17)	304	289	(17)	272
Accumulated deficit	(1,308)	(113)	(1,421)	(1,397)	(113)	(1,510)
Total stockholders’ equity	1,294	(113)	1,181	1,224	(113)	1,111

NOTE 6 – INCOME TAXES

As of November 1, 2009, HD Supply’s combined federal, state and foreign effective tax rate for continuing operations for the fiscal year ending January 31, 2010 is a 28.1% benefit. HD Supply’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and other charges, as well as discrete events, such as settlements of future audits. HD Supply will be subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. Management will regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes.

The Company’s unrecognized tax benefits at February 1, 2009 in accordance with the income taxes principles of U.S. GAAP (ASC 740, Income Taxes) were $206 million. During the three months ended November 1, 2009, the balance for unrecognized tax benefits decreased $8 million as a result of gross decreases for tax positions in the current period. During the nine months ended November 1, 2009, the balance for unrecognized tax benefits has remained unchanged. The Company’s ending balance at November 1, 2009 for unrecognized tax benefits was $206 million.

The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits at November 1, 2009 and February 1, 2009 was $12 million and $9 million, respectively.

NOTE 7 – SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Other Accrued Expenses

Other accrued expenses as of November 1, 2009 and February 1, 2009 consisted of the following (amounts in millions):

	November 1, 2009	February 1, 2009
Accrued interest	$59	$133
Accrued non-income taxes	44	31
Branch closure & consolidation reserves	44	35
Other	98	144

Total other accrued expenses	$245	$343

Significant Non-Cash Transactions

Interest payments on the 13.5% Senior Subordinated Notes are due each March and September 1st through maturity except that the first eight payment periods through September 2011 must be paid in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than being paid in cash. During the three months ended November 1, 2009 and November 2, 2008, the Company made PIK interest payments of $89 million and $94 million, respectively, increasing the balance of the 13.5% Senior Subordinated Notes. During the nine months ended November 1, 2009 and November 2, 2008, the Company made PIK interest payments of $172 million and $182 million, respectively, increasing the balance of the 13.5% Senior Subordinated Notes.

Supplemental Cash Flow Information

Cash paid or received for income taxes, net of refunds, in the nine months ended November 1, 2009 and November 2, 2008 was approximately $127 million net refund and $7 million net payment, respectively. Cash paid for interest in the nine months ended November 1, 2009 and November 2, 2008 was approximately $346 million and $371 million, respectively.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – DEBT

Long-term debt as of November 1, 2009 and February 1, 2009 consisted of the following (amounts in millions):

	November 1, 2009	February 1, 2009
Term Loan due August 30, 2012	$980	$987
Revolving Credit Facility due August 30, 2013	300	300
Senior ABL Credit Facility due August 30, 2012	631	786
12.0% Senior Notes due September 1, 2014	2,500	2,500
13.5% Senior Subordinated Notes due September 1, 2015	1,402	1,482
Capital lease obligations, payable in various installments	1	1

Total long-term debt	5,814	6,056
Less current installments	(10)	(10)

Long-term debt, excluding current installments	$5,804	$6,046

During the first quarter of fiscal 2009, the Company repurchased $252 million principal amount, plus accrued interest of $15 million, of the 13.5% Senior Subordinated Notes due 2015 for $62 million. As a result, the Company recognized a $200 million pre-tax gain for the extinguishment of this portion of the 13.5% Senior Subordinated Notes, net of the write-off of unamortized deferred debt issuance costs. The pre-tax gain is reflected in Other (income) expense, net in the Consolidated Statements of Operations.

NOTE 9 – DERIVATIVE INSTRUMENTS

The Company maintains interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. At execution, the swaps were designated as hedging the exposure to variable cash flows of a forecasted transaction, whereby the Company pays fixed interest and receives variable interest, effectively converting $400 million of floating-rate debt to fixed rate debt. A subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”) is the original counterparty to these swap agreements. During September 2008, the expected and ultimate filing of bankruptcy by Lehman caused HD Supply to review the counterparty risk associated with these interest rate swaps. As a result of the review, the Company concluded on September 12, 2008 (the “date of de-designation”), that the likelihood of the obligor not defaulting was no longer probable. Therefore, on September 12, 2008, HD Supply removed the designation of the swaps as cash flow hedges, discontinued hedge accounting and now considers these swaps economic hedges on an on-going basis.

On the date of de-designation, the aggregate fair value of the swaps was a liability of $6 million. In accordance with the derivatives and hedging principles of U.S. GAAP (ASC 815, Derivatives and Hedging), the net loss was retained in accumulated other comprehensive income (loss) (“OCI”) and is being reclassified into earnings in the same periods in which the original hedged forecasted transactions affect earnings. Changes in the fair value of the swaps following the date of de-designation are recognized currently in earnings.

As of November 1, 2009 and February 1, 2009, the aggregate fair value of the swaps was a liability of $11 million and $17 million, respectively. The swaps mature in January 2010, for $200 million combined notional value, and January 2011, for $200 million combined notional value. The Company expects to reclassify $2 million in unrealized losses from OCI into Interest expense during the next twelve months.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the location and amounts of the fair values and gains or losses related to derivatives included in HD Supply’s financial statements as of November 1, 2009 and February 1, 2009 and for the three and nine months ended November 1, 2009 and November 2, 2008 (amounts in millions):

		As of
	Location of fair value in balance sheet	November 1, 2009	February 1, 2009
Interest rate swaps
Economic hedges	Other accrued expenses	$9	$12
	Other non-current liabilities	2	5

		Three Months Ended		Nine Months Ended
	Location of gain (loss) in statement of operations or OCI	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Interest rate swaps
Cash flow hedges
Effective portion recorded in OCI	Other comprehensive income (loss)	$—	$(2)	$—	$3
Settlements	Interest (expense)	—	(1)	—	(3)
Economic hedges
Changes in fair value	Other income (expense), net	2	—	7	—
Amortization of net loss remaining in OCI at de-designation	Interest (expense)	(1)	—	(3)	—
Settlements	Interest (expense)	(3)	—	(10)	—

On June 16, 2009, Lehman assigned the counterparty position on the two interest rate swaps maturing in January 2011 to Wells Fargo Foothill, LLC.

NOTE 10 – FAIR VALUE MEASUREMENTS

The fair value measurements and disclosure principles of U.S. GAAP (ASC 820, Fair Value Measurements and Disclosures) define fair value, establish a framework for measuring fair value and provide disclosure requirements about fair value measurements. These principles define a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 –	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 –	Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly;

Level 3 –	Unobservable inputs in which little or no market activity exists.

The Company’s financial assets and liabilities measured at fair value on a recurring basis at November 1, 2009, were as follows (amounts in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents	$506	$—	$—	$506
Interest Rate Swap Contracts	—	11	—	11

Total	$506	$11	$—	$517

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments that are not reflected at fair value on the balance sheet were as follows as of November 1, 2009 (amounts in millions):

	As of November 1, 2009
	Recorded Amount(1)	Estimated Fair Value
Term Loan due August 30, 2012	$980	$921
Revolving Credit Facility due August 30, 2013	300	240
ABL Credit Facility due August 30, 2012	631	555
12.0% Senior Notes due September 1, 2014	2,500	1,750
13.5% Senior Subordinated Notes due September 1, 2015	1,402	701
Capital lease obligations, payable in various installments	1	1

	$5,814	$4,168

(1)	These amounts do not include accrued interest; accrued interest is classified as Other accrued expenses in the accompanying Consolidated Balance Sheets.

The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, excluding capital lease obligations, which have an estimated fair value equal to recorded value.

The Term Loan is guaranteed by Home Depot. Based on a review of the fair value of debt issued by companies with similar credit ratings as Home Depot, Management estimates that the fair value of the Term Loan is approximately 92-96% of the principal value, or $921 million as of November 1, 2009.

The Company’s fair value estimates for the Revolving Credit Facility, ABL Credit Facility, 12.0% Senior Notes, and 13.5% Senior Subordinated Notes were based on recent similar credit facilities initiated by companies with like credit quality in similar industries, quoted prices for similar instruments, and inquiries with certain investment communities. Based on this data, Management estimates that as of November 1, 2009, the fair value of the Revolving Credit Facility is approximately 75-85% of the principal value, or $240 million, the fair value of the ABL Credit Facility is approximately 83-93% of the principal value, or $555 million, the fair value of the 12.0% Senior Notes is approximately 60-80% of the principal value, or $1,750 million, and the fair value of the 13.5% Senior Subordinated Notes is approximately 40-60% of principal value, or $701 million.

The Company’s non-financial assets measured at fair value on a nonrecurring basis at November 1, 2009, were as follows (amounts in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Goodwill	$—	$—	$3,149	$3,149

Goodwill, which is evaluated for impairment on an annual basis, was written down to a fair value of $3,149 million. An impairment charge of $224 million was recognized in the third quarter of fiscal 2009. See Note 5 for further details on goodwill.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 1,000 shares of common stock, par value $0.01 per share. As of November 1, 2009 and February 1, 2009, 1,000 shares were issued and outstanding.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of the following components (amounts in millions):

	November 1, 2009	February 1, 2009
Cumulative foreign currency translation adjustment, net	$(12)	$(29)
Unrealized losses on derivatives, net	(1)	(3)

Total accumulated other comprehensive income (loss)	$(13)	$(32)

Total Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of the following components (amounts in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2009	November 3, 2008	November 2, 2009	November 3, 2008
Net income (loss)	$(267)	$(91)	$(346)	$(189)
Other comprehensive income (loss):
Unrealized losses on derivatives, net of tax of $-, $1, $1, and $3	1	(3)	2	—
Foreign currency translation adjustment	(1)	(27)	17	(32)

Total comprehensive income (loss)	$(267)	$(121)	$(327)	$(221)

NOTE 12 – BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

Transaction & Acquisition Integration

Concurrent with the Transactions and acquisition integration, management evaluated the operations and performance of individual branches and identified branches for closure or consolidation. In addition, during the fourth quarter of fiscal 2008, as a result of continued acquisition integration efforts, the decline in the residential construction market, and the general decline in economic conditions, management evaluated the operations and performance of individual branches and identified branches for closure or consolidation and a reduction in workforce. Under these plans, management expects to close or consolidate approximately 210 branches and reduce workforce personnel by approximately 4,500 employees. During the nine months ended November 1, 2009, the Company incurred $10 million in restructuring charges under these plans. As of November 1, 2009, the branch closure and consolidation activities under these plans are substantially complete and the Company does not expect to incur additional restructuring charges under these plans during the remainder of fiscal 2009.

The following table presents the activity for the liability balance, included in Other accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets, related to closure and consolidation activities under the plans described above (amounts in millions):

	Severance	Occupancy Costs	Other	Total
Ending balance – February 1, 2009	$5	$92	$8	$105

Additions for restructuring charges, net	8	1	1	10
Cash payments	(12)	(19)	(3)	(34)
Other adjustments	—	(9)	1	(8)
Effects of exchange rates	—	1	—	1

Ending balance – November 1, 2009	$1	$66	$7	$74

Other adjustments are primarily due to revisions of the original estimates.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fiscal 2009 Plan

In the third quarter of fiscal 2009, the Company initiated a plan to further restructure its businesses which included evaluating opportunities to consolidate branches, further reduce costs, more efficiently employ working capital and streamline activities. As a result, during the third quarter of fiscal 2009, the Company recognized $12 million in charges for liquidation of excess inventory and branch closure and consolidation charges, of which $9 million is included in Cost of sales for inventory liquidation charges and $3 million is included in Restructuring charges for severance, occupancy costs, fixed asset impairments and other reorganization costs. Under this plan, management expects to close or consolidate approximately 25 branches and reduce workforce personnel by approximately 350 employees. For the nine months ended November 1, 2009, the Company has incurred $13 million in charges for this reorganization and completed the closure of 3 branches and approximately 65 headcount reductions. The Company expects to incur a total of approximately $45 million in charges for this plan, which should be complete by the end of the first half of fiscal 2010.

The following table presents the activity for the liability balance, included in Other accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets, related to closure and consolidation activities under the Fiscal 2009 plan (amounts in millions):

	Severance	Occupancy Costs	Other	Total
Additions for restructuring charges	$2	$1	$1	$4
Cash payments	(1)	—	—	(1)

Ending balance – November 1, 2009	$1	$1	$1	$3

NOTE 13 – LEGAL MATTERS

HD Supply is involved in litigation from time to time in the ordinary course of business. In management’s opinion, none of the proceedings are material in relation to the consolidated operations, cash flows, or financial position of HD Supply and the Company has adequate reserves to cover its estimated probable loss exposure.

NOTE 14 – SEGMENT INFORMATION

HD Supply’s operating segments are based on management structure and internal reporting. Each segment offers different products and services to the end customer, except for Corporate, which provides general corporate overhead support and HD Supply Canada (included in Other), which is organized based on geographic location. The Company determines the reportable segments in accordance with the principles of segment reporting within U.S. GAAP (ASC 280, Segment Reporting). For purposes of evaluation under these segment reporting principles, the Chief Operating Decision Maker for HD Supply assesses HD Supply’s ongoing performance, based on the periodic review and evaluation of net sales, operating income before restructuring charges and goodwill impairments, and certain other measures for each of the operating segments.

HD Supply has eight reportable segments, each of which is presented below:

•	Waterworks – Distributes complete lines of water and wastewater transmission products, serving contractors and municipalities in all aspects of the water and wastewater industries.

•	Facilities Maintenance – Supplies MRO products and upgrade and renovation services largely to the multifamily, healthcare and hospitality markets.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	White Cap – Distributes specialized hardware, tools and building materials to professional contractors.

•

Utilities – Distributes electrical transmission and distribution products, power plant MRO supplies and smart-grid technologies and provides materials management and procurement outsourcing arrangements to investor-owned utilities, municipal and provincial power authorities, rural electric cooperatives and utility contractors.

•

Industrial Pipe, Valves and Fittings (“IPVF”)—Distributes stainless steel and special alloy pipe, plate, sheet, flanges and fittings as well as high performance valves, actuation services and high-density polyethylene pipes and fittings for use in the oil and gas, petrochemical, power, food and beverage, pulp and paper, mining, and marine industries; in addition, IPVF serves pharmaceutical customers, industrial and mechanical contractors, fabricators, wholesale distributors, exporters and original equipment manufacturers.

•	Plumbing – Distributes plumbing fixtures, faucets and finishes, HVAC equipment, pipes, valves, fittings and water heaters, as well as related services, to residential and commercial contractors.

•	Creative Touch Interiors (“CTI”) – Offers turnkey flooring installation services and countertop, cabinet and window covering installation services to homebuilders.

•

Other, Corporate, & Eliminations –Other primarily consists of Electrical, offering electrical products such as wire and cable, switch gear supplies, lighting conduit to residential and commercial contractors; Repair & Remodel, offering light remodeling and construction supplies primarily to small remodeling contractors and tradesmen; Crown Bolt, a retail distribution operator, providing program and packaging solutions, sourcing, distribution, and in-store service, primarily serving Home Depot; and HD Supply Canada, comprised of HD Supply’s Canadian operations (other than Grafton, which is included in the Utilities segment, and Commercial Direct, which is included in the Facilities Maintenance segment). Corporate has enterprise management responsibility and centralized support functions for some of the segments, information technology, human resources, sourcing and support services. Eliminations remove intersegment transactions.

HD Supply evaluates performance of each segment based on operating income before restructuring charges and goodwill impairments. The following table presents net sales and operating income before charges by segment for the periods indicated (amounts in millions):

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	November 1, 2009		November 2, 2008
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Waterworks	$446	$3	$640	$33
Facilities Maintenance	425	57	433	49
White Cap	232	(12)	365	11
Utilities	249	7	322	13
IPVF	159	10	210	33
Plumbing	108	(9)	182	(4)
CTI	66	(8)	99	(13)
Other, Corporate, & Eliminations	247	(30)	322	(32)

Total operations before charges	$1,932	$18	$2,573	$90

Restructuring charge		12		—
Goodwill impairment		224		48

Total operating income (loss)		(218)		42
Interest expense, net		148		162
Other (income) expense, net		(3)		2

Income (loss) from continuing operations before provision for income taxes		$(363)		$(122)

	Nine Months Ended
	November 1, 2009		November 2, 2008
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Waterworks	$1,309	$8	$1,945	$96
Facilities Maintenance	1,256	157	1,297	134
White Cap	692	(51)	1,126	35
Utilities	769	26	953	36
IPVF	514	39	619	103
Plumbing	345	(26)	590	(6)
CTI	174	(37)	301	(45)
Other, Corporate, & Eliminations	767	(93)	1,022	(90)

Total operations before charges	$5,826	$23	$7,853	$263

Restructuring charge		23		—
Goodwill impairment		224		48

Total operating income (loss)		(224)		215
Interest expense		449		480
Other (income) expense, net		(205)		2

Income (loss) from continuing operations before provision for income taxes		$(468)		$(267)

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

FASB codification – In June 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification™ (“Codification” or “ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Codification will become nonauthoritative. U.S. GAAP is not intended to be changed as a result of the FASB’s Codification project, but it does change the way the guidance is organized and presented.

The Codification is effective for interim and annual periods ending after September 15, 2009. HD Supply adopted the Codification in the third quarter of fiscal 2009. As a result, references to accounting standards within these financial statements have been updated to reflect the Accounting Standards Codification references. The adoption did not impact the Company’s financial position or results of operations.

Multiple-deliverable revenue arrangements – In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). This ASU addresses how to separate deliverables under multiple-deliverable arrangements and how to measure and allocate arrangement consideration to one or more units of accounting. In addition, the ASU expands the disclosures related to a company’s multiple-deliverable revenue arrangements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The impact on the Company of adopting ASU 2009-13 will depend on the nature, terms and size of multiple-deliverable revenue arrangements entered into or materially modified after the effective date.

Fair value measurements – In February 2008, the FASB deferred the effective date of certain fair value measurement accounting principles (codified within ASC 820, Fair Value Measurements and Disclosures) for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually, to fiscal years beginning after November 15, 2008. The accounting principles deferred address the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP and, accordingly, do not require any new fair value measurements. Effective February 2, 2009, HD Supply adopted these fair value measurement accounting principles for all nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption did not impact the Company’s financial position or results of operations.

In April 2009, the FASB issued a new accounting standard that requires disclosure of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods (codified within ASC 825, Financial Instruments). This standard is effective for interim and annual periods ending after June 15, 2009. HD Supply adopted the new standard in the second quarter of fiscal 2009. The required disclosures are included in Note 10 to the consolidated financial statements.

In April 2009, the FASB issued a new accounting standard that provides guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales (codified within ASC 820, Fair Value Measurements and Disclosures). Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The new standard is effective for interim and annual periods ending after June 15, 2009. HD Supply adopted the new standard in the second quarter of fiscal 2009. The adoption did not have an impact on the consolidated financial statements and results of operations.

Business combinations – In December 2007, the FASB issued a new accounting standard for business combinations (codified within ASC 805, Business Combinations) which requires that the acquisition method of accounting be used in all business combinations and for an acquirer to be identified for each business combination. The standard defines the acquirer as the entity that obtains control of one or

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. It requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The Company adopted the provisions of this new standard on February 2, 2009. The new standard is effective for business combinations for which the acquisition date is on or after the adoption date. The impact on the Company of adopting the new standard will depend on the nature, terms and size of the business combinations completed after the adoption date.

Noncontrolling interests – In December 2007, the FASB issued a new accounting standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary (codified within ASC 810, Consolidation). It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted the provisions of this new standard on February 2, 2009. The Company currently does not have a noncontrolling interest in a subsidiary; therefore, the adoption did not have an impact on the Company’s consolidated financial statements and results of operations.

Derivative instruments – In March 2008, the FASB issued a new accounting standard which expands disclosure requirements for derivatives (codified within ASC 815, Derivatives and Hedging) to provide an enhanced understanding of (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions this new standard on February 2, 2009. The required disclosures are included in Note 9 to the consolidated financial statements.

Intangible assets – In April 2008, the FASB issued a new accounting standard which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset (codified within ASC 275, Risks and Uncertainties, and ASC 350, Intangibles – Goodwill and Other). The Company adopted the provisions of this new standard on February 2, 2009. The adoption did not impact the Company’s consolidated financial statements and results of operations.

Subsequent events – In May 2009, the FASB issued a new accounting standard which establishes general standards of accounting for and disclosure of events or transactions occurring after the balance sheet date (codified within ASC 855, Subsequent Events). In addition, it requires disclosure of the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted this new accounting standard as of June 30, 2009, which was the required effective date.

NOTE 16 – SUBSIDIARY GUARANTORS

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

CONDENSED CONSOLIDATING INCOME STATEMENTS

	Three Months Ended November 1, 2009
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$1,827	$105	$—	$1,932
Cost of sales	—	1,336	81	—	1,417

Gross Profit	—	491	24	—	515
Operating expenses:
Selling, general and administrative	22	368	19	—	409
Depreciation and amortization	5	91	1	—	97
Restructuring	—	3	—	—	3
Goodwill impairment	—	201	23		224

Total operating expenses	27	663	43	—	733
Operating Income (Loss)	(27)	(172)	(19)	—	(218)
Interest expense	167	86	—	(105)	148
Interest (income)	(85)	(3)	(17)	105	—
Other (income) expense, net	(3)	—	—	—	(3)
Net (earnings) loss of equity affiliates	191	—	—	(191)	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(297)	(255)	(2)	191	(363)
Provision (benefit) for income taxes	(30)	(76)	1	—	(105)

Income (Loss) from Continuing Operations	(267)	(179)	(3)	191	(258)
Loss from discontinued operations, net of tax	—	(9)	—	—	(9)

Net Income (Loss)	$(267)	$(188)	$(3)	$191	$(267)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended November 2, 2008
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$2,470	$103	$—	$2,573
Cost of sales	—	1,787	84	—	1,871

Gross Profit	—	683	19	—	702
Operating expenses:
Selling, general and administrative	24	462	22	—	508
Depreciation and amortization	9	94	1	—	104
Goodwill impairment	—	48	—	—	48

Total operating expenses	33	604	23	—	660
Operating Income (Loss)	(33)	79	(4)	—	42
Interest expense	165	84	—	(87)	162
Interest (income)	(83)	(4)	—	87	—
Other (income) expense, net	2	—	—	—	2
Net (earnings) loss of equity affiliates	3	—	—	(3)	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(120)	(1)	(4)	3	(122)
Provision (benefit) for income taxes	(29)	(2)	—	—	(31)

Income (Loss) from Continuing Operations	(91)	1	(4)	3	(91)
Loss from discontinued operations, net of tax	—	—	—	—	—

Net Income (Loss)	$(91)	$1	$(4)	$3	$(91)

	Nine Months Ended November 1, 2009
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$5,546	$280	$—	$5,826
Cost of sales	—	4,043	213	—	4,256

Gross Profit	—	1,503	67	—	1,570
Operating expenses:
Selling, general and administrative	69	1,142	55	—	1,266
Depreciation and amortization	17	270	3	—	290
Restructuring	1	13	—	—	14
Goodwill impairment	—	201	23		224

Total operating expenses	87	1,626	81	—	1,794
Operating Income (Loss)	(87)	(123)	(14)	—	(224)
Interest expense	507	262	—	(320)	449
Interest (income)	(261)	(11)	(48)	320	—
Other (income) expense, net	(203)	7	(9)	—	(205)
Net (earnings) loss of equity affiliates	251	—	—	(251)	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(381)	(381)	43	251	(468)
Provision (benefit) for income taxes	(35)	(107)	11	—	(131)

Income (Loss) from Continuing Operations	(346)	(274)	32	251	(337)
Loss from discontinued operations, net of tax	—	(9)	—	—	(9)

Net Income (Loss)	$(346)	$(283)	$32	$251	$(346)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended November 2, 2008
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$7,541	$312	$—	$7,853
Cost of sales	—	5,467	241	—	5,708

Gross Profit	—	2,074	71	—	2,145
Operating expenses:
Selling, general and administrative	72	1,435	69	—	1,576
Depreciation and amortization	24	280	2	—	306
Goodwill impairment	—	48	—	—	48

Total operating expenses	96	1,763	71	—	1,930
Operating Income (Loss)	(96)	311	—	—	215
Interest expense	490	261	—	(270)	481
Interest (income)	(261)	(10)	—	270	(1)
Other (income) expense, net	2	—	—	—	2
Net (earnings) loss of equity affiliates	(40)	—	—	40	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(287)	60	—	(40)	(267)
Provision (benefit) for income taxes	(98)	18	1	—	(79)

Income (Loss) from Continuing Operations	(189)	42	(1)	(40)	(188)
Loss from discontinued operations, net of tax	—	(1)	—	—	(1)

Net Income (Loss)	$(189)	$41	$(1)	$(40)	$(189)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	November 1, 2009
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$673	$7	$47	$—	$727
Receivables, net	1	927	73	—	1,001
Inventories	—	1,010	56	—	1,066
Deferred tax asset	133	167	9	—	309
Intercompany receivable	—	1	—	(1)	—
Other current assets	27	41	2	—	70

Total current assets	834	2,153	187	(1)	3,173

Property and equipment, net	73	401	7	—	481
Goodwill	—	3,131	18	—	3,149
Intangible assets, net	—	1,315	3	—	1,318
Deferred tax asset	168	—	—	(168)	—
Investment in subsidiaries	3,246	—	—	(3,246)	—
Intercompany notes receivable	2,937	347	—	(3,284)	—
Other assets	198	6	111	(111)	204

Total assets	$7,456	$7,353	$326	$(6,810)	$8,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14	$715	$47	$—	$776
Accrued compensation and benefits	19	75	6	—	100
Current installments of long-term debt	10	—	—	—	10
Intercompany payables	—	—	1	(1)	—
Other accrued expenses	48	179	18	—	245

Total current liabilities	91	969	72	(1)	1,131

Long-term debt, excluding current installments	5,907	1	—	(104)	5,804
Deferred tax liabilities	—	447	1	(168)	280
Intercompany notes payable	347	2,937	—	(3,284)	—
Other long-term liabilities	263	6	—	(7)	262

Total liabilities	6,608	4,360	73	(3,564)	7,477

Stockholders’ equity	848	2,993	253	(3,246)	848

Total liabilities and stockholders’ equity	$7,456	$7,353	$326	$(6,810)	$8,325

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	February 1, 2009
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$698	$17	$56	$—	$771
Receivables, net	35	1,034	54	—	1,123
Inventories	—	1,171	47	—	1,218
Deferred tax asset	96	53	5	—	154
Intercompany receivable	—	1	—	(1)	—
Other current assets	97	49	1	—	147

Total current assets	926	2,325	163	(1)	3,413

Property and equipment, net	90	447	8	—	545
Goodwill	—	3,333	35	—	3,368
Intangible assets, net	—	1,511	—	—	1,511
Deferred tax asset	224	—	—	(224)	—
Investment in subsidiaries	3,673	—	—	(3,673)	—
Intercompany notes receivable	2,949	408	—	(3,357)	—
Other assets	241	10	—	—	251

Total assets	$8,103	$8,034	$206	$(7,255)	$9,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19	$804	$47	$—	$870
Accrued compensation and benefits	17	97	5	—	119
Current installments of long-term debt	10	—	—	—	10
Intercompany payables	—	—	1	(1)	—
Other accrued expenses	122	203	18	—	343

Total current liabilities	168	1,104	71	(1)	1,342

Long-term debt, excluding current installments	6,045	1	—	—	6,046
Deferred tax liabilities	—	418	—	(224)	194
Intercompany notes payable	408	2,949	—	(3,357)	—
Other long-term liabilities	307	24	—	—	331

Total liabilities	6,928	4,496	71	(3,582)	7,913

Stockholders’ equity	1,175	3,538	135	(3,673)	1,175

Total liabilities and stockholders’ equity	$8,103	$8,034	$206	$(7,255)	$9,088

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Nine Months Ended November 1, 2009
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows from operating activities	$227	$(17)	$9	$(14)	$205
Cash flows from investing activities
(Payments for) proceeds from debt & other investments	—	5	(67)	62	—
Investments in equity affiliates	(62)	—	—	62	—
Proceeds from (payments of) intercompany notes	12	61	—	(73)	—
Other investing activities	21	(46)	(1)	—	(26)

Net cash flows from investing activities	(29)	20	(68)	51	(26)
Cash flows from financing activities
Equity contribution	—	—	47	(47)	—
Borrowings (repayments) of intercompany notes	(60)	(12)	—	72	—
Repayments of long-term debt	(8)	—	—	(62)	(70)
Borrowings on long-term revolver	5	—	—	—	5
Repayments of long-term revolver	(160)	—	—	—	(160)
Other financing activities	—	(1)	1	—	—

Net cash flows from financing activities	(223)	(13)	48	(37)	(225)
Effect of exchange rates on cash	—	—	2	—	2

Net increase (decrease) in cash & cash equivalents	$(25)	$(10)	$(9)	$—	$(44)

	Nine Months Ended November 2, 2008
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows from operating activities	$(57)	$250	$16	$—	$209
Cash flows from investing activities
Proceeds from (payments of) intercompany notes	51	(163)	—	112	—
Proceeds from sale of a business	98	1	—	—	99
Other investing activities	(9)	(29)	(2)	—	(40)

Net cash flows from investing activities	140	(191)	(2)	112	59
Cash flows from financing activities
Borrowings (repayments) of intercompany notes	163	(51)	—	(112)	—
Repayments of long-term debt	(8)	—	—	—	(8)
Borrowings on long-term revolver	1,464	—	—	—	1,464
Repayments of long-term revolver	(1,089)	—	—	—	(1,089)
Other financing activities	10	—	—	—	10

Net cash flows from financing activities	540	(51)	—	(112)	377
Effect of exchange rates on cash	—	—	(7)	—	(7)

Net increase (decrease) in cash & cash equivalents	$623	$8	$7	$—	$638

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those factors discussed in “Risk factors” in our registration statement on Form S-4/A, filed July 27, 2009. The section entitled “Risk factors” in our registration statement on Form S-4/A is incorporated herein by reference. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	Our substantial indebtedness and our ability to incur additional indebtedness;

•	Limitations and restrictions in the agreements governing our indebtedness;

•	Our ability to service our debt and to obtain additional financing on acceptable terms;

•	Increases in interest rates;

•	Rating agency actions with respect to our indebtedness;

•	Changes in our business as a result of the Transactions;

•	The interests of the Equity Sponsors;

•	Decreases in activity in the construction and facility maintenance and repair markets;

•	Goodwill and other impairment charges;

•	The competitive environment in which we operate;

•	The loss of any of our significant customers or failure to collect money owed from customers;

•	Competitive pricing pressure from our customers;

•	Our ability to continue to achieve the acquisition component of our growth strategy;

•	Variability in our revenues and earnings;

•	Product shortages and cyclicality and seasonality of the residential, non-residential and infrastructure construction and facility maintenance and repair markets;

•	Fluctuations in commodity and energy prices;

•	Our ability to identify and develop and maintain our supply chains;

•	Our ability to manage fixed costs;

•	Changes in our product mix;

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	The impairment of financial institutions;

•	The development of alternatives to distributors in the supply chain;

•	Our ability to manage our product purchasing and customer credit policies;

•	Inclement weather, anti-terrorism measures and other disruptions to the transportation network;

•	Interruptions in the proper functioning of IT systems and our ability to implement our technology initiatives;

•	Changes in U.S. federal, state or local regulations;

•	Exposure to construction defect and product liability claims and other legal proceedings;

•	Potential material liabilities under our self-insured programs;

•	Our ability to attract, retain and retrain highly qualified associates and key personnel;

•	Fluctuations in foreign currency exchange rates;

•	Inability to protect our intellectual property rights;

•	Significant costs related to compliance with environmental, health and safety regulations;

•	Our ability to achieve and maintain effective disclosure controls and internal control over our financial reporting; and

•	Increased costs related to becoming a U.S. Securities and Exchange Commission registrant.

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

•	Waterworks – Distributes complete lines of water and wastewater transmission products, serving contractors and municipalities in all aspects of the water and wastewater industries.

•

Utilities – Distributes electrical transmission and distribution products, power plant maintenance, repair and operations (“MRO”) supplies and smart-grid technologies and provides materials management and procurement outsourcing arrangements to investor-owned utilities, municipal and provincial power authorities, rural electric cooperatives and utility contractors.

•

Industrial Pipe, Valves and Fittings (“IPVF”) – Distributes stainless steel and special alloy pipe, plate, sheet, flanges and fittings, as well as high performance valves, actuation services and high-density polyethylene pipes and fittings for oil and gas, petrochemical, power, food and beverage, pulp and paper, mining, and marine industries; IPVF also serves pharmaceutical customers, industrial and mechanical contractors, fabricators, wholesale distributors, exporters and original equipment manufacturers.

•	Electrical – Supplies electrical products such as wire and cable, switch gear supplies, lighting and conduit to residential and commercial contractors.

Maintenance, Repair & Improvement – Our Maintenance, Repair & Improvement businesses, with superior distribution capabilities and targeted, but comprehensive, product assortments, serve customers in the Maintenance, Repair & Improvement market sector by meeting their continual demand for supplies needed to fix and upgrade facilities across multiple industries. This market sector is made up of the following businesses:

•	Facilities Maintenance – Supplies MRO products and upgrade and renovation services largely to the multifamily, healthcare and hospitality markets.

•	Crown Bolt – A retail distribution operator, providing program and packaging solutions, sourcing, distribution, and in-store service, primarily serving Home Depot.

•	Repair & Remodel – Offers light remodeling and construction supplies primarily to small remodeling contractors and tradesmen.

Specialty Construction – Our Specialty Construction businesses serve customers in the Specialty Construction market sector by meeting their very distinct, customized supply needs in commercial, residential and industrial applications. This market sector is made up of the following businesses:

•	White Cap – Distributes specialized hardware, tools and building materials to professional contractors.

•	Plumbing – Distributes plumbing fixtures, faucets and finishes, HVAC equipment, pipes, valves, fittings and water heaters, as well as related services, to residential and commercial contractors.

•	Creative Touch Interiors (“CTI”) – Offers turnkey flooring installation services and countertop, cabinet and window covering installation services to homebuilders.

Discontinued operations

On February 3, 2008, we closed on an agreement with ProBuild Holdings, selling all our interests in our Lumber and Building Materials operations. In accordance with U.S. generally accepted accounting principals (“U.S. GAAP”) (Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment), we have classified the results of our former Lumber and Building Materials line of

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

business as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the Lumber and Building Materials operations as one line item on the Consolidated Statements of Operations.

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

Relationship with The Home Depot

On August 30, 2007, investment funds associated with Clayton, Dubilier & Rice, Inc., The Carlyle Group and Bain Capital formed HDS Investment Holding, Inc. (“HDS Holding”) and entered into a stock purchase agreement with The Home Depot, Inc. (“Home Depot”) pursuant to which Home Depot agreed to sell to HDS Holding or to a wholly owned subsidiary of HDS Holding certain intellectual

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

properties and all the outstanding common stock of HD Supply, Inc. and the Canadian subsidiary CND Holdings, Inc. (collectively “HD Supply”). On August 30, 2007, through a series of transactions, HDS Holding’s direct wholly owned subsidiary, HDS Holding Corporation, acquired direct control of HD Supply through the merger of its wholly owned subsidiary, HDS Acquisition Corp., with and into HD Supply (the “Company”). Through these transactions (the “Transactions”), Home Depot was paid cash of $8.2 billion and 12.5% of HDS Holding’s common stock worth $325 million for certain intellectual properties and all of the outstanding common stock of HD Supply and CND Holdings, including all dividends and interest payable associated with those shares.

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

Basis of presentation

The three months ended November 1, 2009 (“third quarter 2009”) and November 2, 2008 (“third quarter 2008”) both include thirteen weeks. The nine months ended November 1, 2009 and November 2, 2008 both include thirty-nine weeks.

Consolidated results of operations

	Three Months Ended		Percentage Increase (Decrease)	Nine Months Ended		Percentage Increase (Decrease)
Dollars in millions	November 1, 2009	November 2, 2008		November 1, 2009	November 2, 2008
Net Sales	$1,932	$2,573	(24.9)	$5,826	$7,853	(25.8)
Gross Profit	515	702	(26.6)	1,570	2,145	(26.8)
Operating expenses:
Selling, general and administrative	409	508	(19.5)	1,266	1,576	(19.7)
Depreciation and amortization	97	104	(6.7)	290	306	(5.2)
Restructuring	3	—	*	14	—	*
Goodwill impairment	224	48	*	224	48	*

Total operating expenses	733	660	11.1	1,794	1,930	(7.0)
Operating Income (Loss)	(218)	42	*	(224)	215	*
Interest expense	148	162	(8.6)	449	481	(6.7)
Interest (income)	—	—	*	—	(1)	*
Other (income) expense, net	(3)	2	*	(205)	2	*

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(363)	(122)	*	(468)	(267)	*
Provision (benefit) for income taxes	(105)	(31)	*	(131)	(79)	*

Income (Loss) from Continuing Operations	$(258)	$(91)	*	$(337)	$(188)	*

*	Not meaningful

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	% of Net Sales
	Three Months Ended			Nine Months Ended
	November 1, 2009	November 2, 2008	Basis Point Increase (Decrease)	November 1, 2009	November 2, 2008	Basis Point Increase (Decrease)
Net Sales	100.0%	100.0%		100.0%	100.0%
Gross Profit	26.7	27.3	(60)	26.9	27.3	(40)
Operating expenses:
Selling, general and administrative	21.1	19.7	140	21.7	20.1	160
Depreciation and amortization	5.0	4.0	100	5.0	3.9	110
Restructuring	0.2	—	20	0.2	—	20
Goodwill impairment	11.7	2.0	970	3.8	0.6	320

Total operating expenses	38.0	25.7	1,230	30.7	24.6	610
Operating Income (Loss)	(11.3)	1.6	(1,290)	(3.8)	2.7	(650)
Interest expense	7.7	6.3	140	7.7	6.1	160
Interest (income)	—	—	—	—	—	—
Other (income) expense, net	(0.2)	—	(20)	(3.5)	—	(350)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(18.8)	(4.7)	(1,410)	(8.0)	(3.4)	(460)
Provision (benefit) for income taxes	(5.4)	(1.2)	(420)	(2.2)	(1.0)	(120)

Income (Loss) from Continuing Operations	(13.4)	(3.5)	(990)	(5.8)	(2.4)	(340)

Highlights

Financial performance in third quarter 2009 declined compared to third quarter 2008, primarily as a result of continued decline in the residential, commercial, and municipal construction markets and unfavorable fluctuations in prices of commodities, such as steel, PVC, copper, and nickel. After a projected decline of 10.3% in 2009, driven largely by the decline in new residential spending, total U.S. construction spending is expected to grow at a 7.8% compound annual growth rate from 2009 through 2013. This projected growth is attributed to continued investment in the non-residential and infrastructure sectors and a projected improvement in the residential construction market beginning in 2010.

Third quarter 2009 was negatively impacted by a non-cash goodwill impairment charge of $224 million. In addition, the Company recorded charges of $9 million for liquidation of excess inventory and $3 million for branch closure and consolidation charges at our Specialty Construction and Infrastructure & Energy market sectors. The inventory liquidation charges are included in Cost of sales in the Company’s Consolidated Statement of Operations. We expect to incur a total of approximately $45 million in charges for the restructuring and reorganization plan we initiated during third quarter 2009. This plan should be complete by the end of the first half of fiscal 2010. During third quarter 2009, we continued to benefit from our ongoing corporate cost reduction efforts and branch closure and consolidation activities. Despite the general economic weakness impacting our business, we have been able to maintain strong liquidity, with over $1.2 billion in liquidity as of November 1, 2009.

Net sales

Net sales decreased $641 million, or 24.9%, during third quarter 2009 and $2,027 million, or 25.8%, in the first nine months of fiscal 2009 as compared to the same periods in fiscal 2008.

The decrease in net sales in third quarter 2009 and the first nine months of fiscal 2009 was driven by our Infrastructure & Energy and Specialty Construction market sectors, in addition to slight decreases at our Maintenance, Repair & Improvement market sector. Volume declines as a result of the

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

weakening residential, commercial, and municipal construction markets and unfavorable commodity prices were the primary causes of the decreases in net sales. Partially offsetting these declines were positive impacts from efforts to gain new market share and pricing initiatives.

Gross profit

Gross profit decreased $187 million, or 26.6%, during third quarter 2009 and $575 million, or 26.8%, during the first nine months of fiscal 2009 as compared to the same periods in fiscal 2008.

The decrease during third quarter 2009 was primarily at our Infrastructure & Energy and Specialty Construction market sectors with declines of $98 million and $84 million, respectively. Our Maintenance, Repair & Improvement market sector’s gross profit was relatively flat quarter over quarter, with a decline of less than $1 million. Gross profit as a percentage of net sales (“gross margin”) decreased 60 basis points to 26.7% in third quarter 2009 from 27.3% in third quarter 2008, driven by unfavorable commodity prices, competitive pricing and product inflation, substantially offset by a shift in our business mix toward our higher margin Maintenance, Repair & Improvement market sector.

The decrease in gross profit during the first nine months of fiscal 2009 as compared to the same period in fiscal 2008 was primarily at our Infrastructure & Energy and Specialty Construction market sectors with declines of $275 million and $271 million, respectively. Our Maintenance, Repair & Improvement market sector had a decline in gross profit of $10 million during the year-to-date period. Gross margin decreased 40 basis points to 26.9% in the first nine months of fiscal 2009 from 27.3% in the first nine months of fiscal 2008, driven by unfavorable commodity prices, competitive pricing and product inflation, substantially offset by a shift in our business mix toward our higher margin Maintenance, Repair & Improvement market sector.

Operating expenses

Operating expenses increased $73 million, or 11.1%, during third quarter 2009 and decreased $136 million, or 7.0%, during the first nine months of fiscal 2009 as compared to the same periods of fiscal 2008. Operating expenses were negatively impacted by goodwill impairment charges of $224 million and $48 million in third quarter 2009 and third quarter 2008, respectively. Excluding the goodwill impairment charges, operating expense decreased $103 million, or 16.8%, during third quarter 2009 and $312 million, or 16.6%, during the first nine months of fiscal 2009 as compared to the same periods of fiscal 2008.

Operating expenses as a percentage of net sales increased to 38.0% in third quarter 2009 from 25.7% in third quarter 2008, primarily due to the goodwill impairment in third quarter 2009. Excluding the goodwill impairments in both periods, operating expenses as a percentage of net sales increased 250 basis points during third quarter 2009 as compared to third quarter 2008. Operating expenses as a percentage of net sales increased to 30.7% in the first nine months of fiscal 2009 from 24.6% in the first nine months of fiscal 2008, primarily due to the goodwill impairment in third quarter 2009. Excluding the goodwill impairments in both year-to-date periods, operating expenses as a percentage of net sales increased 290 basis points during the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. In both the quarter and year-to-date periods of fiscal 2009, branch closures, personnel reductions and other cost initiatives resulted in a decrease in selling, general, and administrative expenses. In addition, we recognized restructuring charges of $3 million and $14 million during third quarter 2009 and the first nine months of fiscal 2009, respectively. Despite our success in reducing operating expenses, the declines in unit sales and commodity prices at our Infrastructure & Energy and Maintenance, Repair & Improvement market sectors adversely affected absorption of overhead costs and contributed to the increase in operating expenses as a percentage of

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

net sales. This increase was partially offset by a decline in operating expenses as a percentage of net sales at our Specialty Construction market sector.

Operating income (loss)

Operating income decreased $260 million during third quarter 2009 and $439 million in the first nine months of fiscal 2009 as compared to the same periods in fiscal 2008, primarily due to the goodwill impairment charge in third quarter 2009. Excluding the goodwill impairment charges in all periods, operating income decreased $84 million during third quarter 2009 and $263 million in the first nine months of fiscal 2009 as compared to the same periods in fiscal 2008. Operating income declined primarily as a result of the volume declines due to the weakening of the residential, commercial, and municipal construction markets. Operating income as a percentage of net sales decreased 1,290 basis points in third quarter 2009 and 650 basis points in the first nine months of fiscal 2009 as compared to the same periods in fiscal 2008. Excluding the impact of the goodwill impairment charges, operating income as a percentage of net sales decreased 320 basis points in third quarter 2009 and 330 basis points in the first nine months of fiscal 2009 as compared to the same periods in fiscal 2008. During third quarter, these declines were driven by our Infrastructure & Energy and Specialty Construction market sectors, and, to a lesser extent, our Maintenance, Repair, & Improvement market sector. During the nine month period, the declines were driven by our Infrastructure & Energy and Specialty Construction market sectors, partially offset by increases at our Maintenance, Repair, & Improvement market sector.

Interest expense

Interest expense associated with interest-bearing debt was lower in third quarter 2009 and year-to-date as compared to the same periods of the prior year. In the third quarter, the decline in interest expense was due to both lower interest rates on variable rate debt and lower average debt balances. The lower average debt balances in third quarter 2009 were primarily due to the first quarter 2009 repurchase of $252 million in principal of the 13.5% Senior Subordinated Notes. In the year-to-date period, the decline in interest expense was primarily due to lower interest rates, and to a much lesser extent, lower average debt balances. The lower average debt balances in fiscal 2009 as compared to fiscal 2008 were primarily due to the first quarter 2009 repurchase of $252 million in principal of the 13.5% Senior Subordinated Notes and repayments of the Senior ABL Credit Facility, partially offset by incremental borrowings associated with our draw on the Revolving Credit Facility in response to the volatility in the capital markets and, to a lesser extent, the interest capitalization on the 13.5% Senior Subordinated Notes.

Other (income) expense, net

We recognized a $2 million gain in the third quarter 2009 related to the valuation of our interest rate swaps. In the first nine months of fiscal 2009, we recognized a $7 million gain on the valuation of our interest rate swaps and a $2 million bargain purchase gain on the ORCO Construction Supply business acquisition. In addition, during first quarter 2009, we repurchased $252 million principal amount, plus accrued interest of $15 million, of the 13.5% Senior Subordinated Notes due 2015 for $62 million. As a result, we recognized a $200 million pre-tax gain for the extinguishment of this portion of the 13.5% Senior Subordinated Notes, net of the write-off of unamortized deferred debt issuance costs.

Provision (benefit) for income taxes

The benefit for income taxes from continuing operations in third quarter 2009 was $105 million compared to $31 million in third quarter 2008. The effective rate for continuing operations for third quarter 2009 and third quarter 2008 was a benefit of 29.1% and 25.6%, respectively.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The benefit for income taxes from continuing operations for the first nine months of fiscal 2009 was $131 million compared to $79 million for the first nine months of fiscal 2008. The effective rate for continuing operations for the first nine months of fiscal 2009 and fiscal 2008 was a benefit of 28.1% and 29.7%, respectively. The lower effective rate benefit for the nine months of fiscal 2009 was primarily related to a goodwill impairment that is being accounted for in continuing operations.

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

Results of operations by market sector

Infrastructure & Energy

	Three Months Ended			Nine Months Ended
Dollars in millions	November 1, 2009	November 2, 2008	Increase (Decrease)	November 1, 2009	November 2, 2008	Increase (Decrease)
Net sales	$953.1	$1,328.4	(28.3)%	$2,909.0	$4,019.6	(27.6)%
Operating income	(178.7)	79.7	*	(134.3)	243.7	*
% of Net sales	(18.7)%	6.0%	*	(4.6)%	6.1%	*

*	Not meaningful

Net Sales

Net sales decreased $375 million, or 28.3%, during third quarter 2009 and $1,111 million, or 27.6%, in the first nine months of fiscal 2009 as compared to the same periods in fiscal 2008.

The decline in net sales in third quarter 2009 compared to third quarter 2008 was driven by Waterworks, which had a decline in net sales of $195 million. Utilities, Electrical, and IPVF also had declines in net sales in third quarter 2009 of $73 million, $56 million, and $51 million, respectively, as compared to third quarter 2008. Volume declines as a result of the continued economic weakness in the residential housing, municipal, and commercial construction markets were the primary drivers for the declines in net sales at Waterworks, Utilities and Electrical, having an estimated impact of approximately $305 million. Net sales declines at IPVF, and to a lesser extent Electrical, were driven by the fluctuation of commodity prices, primarily copper and steel at Electrical and nickel at IPVF.

The decline in net sales in the first nine months of fiscal 2009 was driven primarily by Waterworks, which had a decline in net sales of $637 million. Utilities, Electrical, and IPVF also had declines in net sales in the first nine months of fiscal 2009 of $184 million, $182 million, and $105 million, respectively. Volume declines as a result of the continued economic weakness in the residential housing, municipal, and commercial construction markets were the primary drivers for the declines in net sales at Waterworks, Utilities and Electrical, having an estimated impact of approximately $950 million. Net sales declines at IPVF, and to a lesser extent Electrical, were driven by the fluctuation of commodity prices, primarily copper and steel at Electrical and nickel at IPVF.

Operating Income

Operating income decreased $258 million during third quarter 2009 and $378 million during the first nine months of fiscal 2009 as compared to the same periods of fiscal 2008. The primary driver of the decline was a goodwill impairment charge of $194 million for Waterworks, Utilities, and IPVF during third quarter 2009. Excluding the goodwill impairment charge, operating income decreased $64 million, or 80.6%, during third quarter 2009 and $184 million, or 75.5%, during the first nine months of fiscal 2009 as compared to the same periods of fiscal 2008.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The operating income decrease in third quarter 2009, excluding the goodwill impairment charge, compared to third quarter 2008 was driven by decreases of $30 million and $23 million at Waterworks and IPVF, respectively. Utilities and Electrical also experienced declines in operating income of $6 million and $5 million, respectively. The operating income decrease in the first nine months of fiscal 2009, excluding the goodwill impairment charge, compared to the first nine months of fiscal 2008 was driven by decreases of $91 million and $64 million at Waterworks and IPVF, respectively. Utilities and Electrical also experienced declines in operating income, excluding the goodwill impairment charge, of $10 million and $19 million, respectively. The decline in operating income for both third quarter 2009 and the first nine months of fiscal 2009, excluding the goodwill impairment charge, at Waterworks, Utilities, and Electrical was primarily driven by volume declines related to the weakening of the residential, municipal, and commercial construction markets. Partially offsetting these negative impacts was a decline in selling, general, and administrative costs, primarily due to personnel reductions and branch closures, and other cost reduction efforts. The decline in operating income at IPVF, excluding the goodwill impairment charge, was driven by margin compression as a result of commodity price declines.

Operating income as a percentage of net sales in third quarter 2009 and the first nine months of fiscal 2009 declined significantly as compared to the same periods in fiscal 2008 primarily due to the goodwill impairment charge in third quarter 2009. Excluding the goodwill impairment charge, operating income as a percentage of net sales declined 440 basis points in third quarter 2009 and 400 basis points in the first nine months of fiscal 2009 as compared to the same periods in fiscal 2008. The third quarter fiscal 2009 decrease, excluding the goodwill impairment charge, was driven by gross margin declines at Waterworks and IPVF as a result of volume impacts and commodity price impacts, respectively. In addition, the reduction in sales outpaced the reduction in fixed costs at all four businesses, though to a lesser extent at Utilities, resulting in a decrease in operating income as a percentage of net sales. The decline in operating income as a percentage of net sales during the first nine months of fiscal 2009, excluding the goodwill impairment charge, was driven by gross margin declines at IPVF and the reduction in sales outpacing the reduction in fixed costs, primarily at Waterworks and Electrical.

Maintenance, Repair & Improvement

	Three Months Ended				Nine Months Ended
Dollars in millions	November 1, 2009	November 2, 2008	Increase (Decrease)		November 1, 2009	November 2, 2008	Increase (Decrease)
Net sales	$528.2	$543.0	(2.7)%		$1,578.1	$1,632.7	(3.3)%
Operating income (loss)	29.3	52.9	(44.6)%		137.5	141.7	(3.0)%
% of Net sales	5.5%	9.7%	(420	) bps	8.7%	8.7%	—	bps

Net Sales

Net sales decreased $15 million, or 2.7%, during third quarter 2009 and $55 million, or 3.3%, in the first nine months of fiscal 2009 as compared to the same periods of fiscal 2008.

Facilities Maintenance, Crown Bolt, and Repair & Remodel experienced declines in net sales of $7 million, $3 million, and $5 million, respectively, in third quarter 2009 compared to third quarter 2008. The decline in net sales in the first nine months of fiscal 2009 compared to the same period in fiscal 2008 was driven by Facilities Maintenance and Repair & Remodel, which had declines in net sales of $40 million and $25 million, respectively. These declines were partially offset at Crown Bolt, which had an increase in net sales of $10 million in the first nine months of fiscal 2009 as compared to the same period in fiscal 2008. The weakening of the residential construction market and the general economic deterioration were the primary causes of the declines in net sales in fiscal 2009. Partially offsetting the

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

volume declines was an increase in net sales driven by sales initiatives at both Crown Bolt and Facilities Maintenance.

Operating Income

Operating income decreased $24 million, or 44.6%, during third quarter 2009 and $4 million, or 3.0%, during the first nine months of fiscal 2009 as compared to the same periods of fiscal 2008. The primary driver of the decline was a goodwill impairment charge of $30 million at Repair & Remodel during third quarter 2009. Excluding the goodwill impairment charge, operating income increased $6 million during third quarter 2009 and $26 million during the first nine months of fiscal 2009 as compared to the same periods of fiscal 2008.

The operating income increase in third quarter 2009, excluding the goodwill impairment charge, as compared to third quarter 2008 was driven by an increase of $8 million at Facilities Maintenance, partially offset by a decrease of $2 million at Repair & Remodel. Crown Bolt operating income was flat quarter over quarter. The operating income increase in the first nine months of fiscal 2009, excluding the goodwill impairment charge, as compared to the first nine months of fiscal 2008 was driven by increases of $23 million and $8 million at Facilities Maintenance and Crown Bolt, respectively, partially offset by a decrease of $5 million at Repair & Remodel.

The operating income increase at Facilities Maintenance for third quarter fiscal 2009 was driven by gross profit increases as a result of strategic pricing partially offset by product inflation. In addition, operating income in third quarter fiscal 2009 benefited from decreases in selling, general and administrative expenses as a result of personnel reductions and other cost reduction efforts, including freight and marketing reductions. This reduction in selling, general and administrative expenses was the primary driver of the operating income increase at Facilities Maintenance in the first nine months of fiscal 2009. During third quarter fiscal 2009, Crown Bolt operating income was negatively impacted by slight gross margin declines, but this was offset by reductions in selling, general, and administrative expenses. The operating income increase at Crown Bolt for the first nine months of fiscal 2009 was driven by gross margin improvements and decreases in selling, general and administrative expenses as a result of personnel reductions and other cost reduction efforts. The operating income decreases at Repair & Remodel, excluding the goodwill impairment charge, were driven by volume declines, as a result of the weakening residential construction market partially offset by a decline in selling, general, and administrative expense due to cost reduction efforts.

Operating income as a percentage of net sales decreased 420 basis points in third quarter 2009 and was flat in the first nine months of fiscal 2009 as compared to the same periods in fiscal 2008, driven by the goodwill impairment charge at Repair & Remodel. Excluding the goodwill impairment charge, operating income as a percentage of net sales increased 150 basis points in third quarter 2009 and 190 basis points in the first nine months of fiscal 2009 as compared to the same periods in fiscal 2008, driven by declines in selling, general and administrative expenses at Facilities Maintenance and Crown Bolt. Operating income as a percentage of net sales, excluding the goodwill impairment charge, declined during both periods of fiscal 2009 at Repair & Remodel, primarily due to the reduction in sales outpacing the reduction in fixed costs of the business.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specialty Construction

	Three Months Ended				Nine Months Ended
Dollars in millions	November 1, 2009	November 2, 2008	Increase (Decrease)		November 1, 2009	November 2, 2008	Increase (Decrease)
Net sales	$404.5	$646.3	(37.4)%		$1,210.0	$2,016.9	(40.0)%
Operating income (loss)	(38.4)	(53.4)	(28.1)%		(130.2)	(63.1)	*
% of Net sales	(9.5)%	(8.3)%	(120	) bps	(10.8)%	(3.1)%	(770	) bps

*	Not meaningful

Net Sales

Net sales decreased $242 million, or 37.4%, during third quarter 2009 and $807 million, or 40.0%, in the first nine months of fiscal 2009 as compared to the same periods in fiscal 2008.

White Cap, CTI, and Plumbing experienced declines in net sales of $134 million, $34 million, and $74 million, respectively, in third quarter 2009 and $434 million, $128 million, and $245 million, respectively, during the first nine months of fiscal 2009 as compared to the same periods of fiscal 2008.

The weakening of the residential construction market continued to have a negative impact on the Specialty Construction sector, having an estimated volume impact of approximately $170 million in third quarter 2009 and $600 million in the first nine months of fiscal 2009 as compared to the same periods of fiscal 2008. In addition, Plumbing closed approximately 15 branches in the second half of fiscal 2008, having an estimated negative impact on net sales of $13 million in third quarter 2009 and $41 million in the first nine months of fiscal 2009 as compared to the same periods in fiscal 2008. During both periods of fiscal 2009, CTI experienced a negative impact on net sales due to fewer upgrade purchases by customers in new home construction and White Cap and Plumbing reported declines in net sales due to unfavorable commodity prices, such as rebar and copper.

Operating Loss

Operating loss decreased $15 million during third quarter 2009 and increased $67 million in the first nine months of fiscal 2009 as compared to the same periods of fiscal 2008, primarily as a result of a $48 million goodwill impairment charge for CTI and Plumbing in third quarter fiscal 2008. Excluding the goodwill impairment charge, operating loss increased $33 million during third quarter 2009 and $115 million in the first nine months of fiscal 2009 as compared to the same periods of fiscal 2008.

The increase in operating loss in third quarter 2009 as compared to third quarter 2008, excluding the goodwill impairment charges, was driven by increases of $23 million and $14 million at White Cap and Plumbing, respectively, partially offset by a decrease in operating loss of $4 million at CTI. The increase in operating loss in the first nine months of fiscal 2009 as compared to same period of fiscal 2008, excluding the goodwill impairment charges, was driven by increases of $90 million and $32 million at White Cap and Plumbing, respectively, partially offset by a decrease in operating loss of $7 million at CTI.

The increases in operating loss during third quarter 2009 and for the first nine months of fiscal 2009, excluding the goodwill impairment charges, were primarily driven by volume declines related to the weakening of the residential construction markets and, to a lesser extent, competitive pricing pressures and fluctuating commodity prices. In addition, during third quarter 2009, a reorganization of our Plumbing business was initiated, resulting in $10 million of charges for liquidation of excess inventory and branch closure and consolidation charges. Of these charges, $9 million was related to inventory liquidation charges, which are included in Cost of sales in the Company’s Consolidated Statement of Operations. The first nine months of fiscal 2009 include $17 million in restructuring charges for the Plumbing reorganization and branch closures at White Cap. During third quarter 2009 and the first

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

nine months of fiscal 2009, operating loss was positively impacted by a decline in selling, general and administrative costs primarily due to personnel reductions and other cost reduction efforts.

Operating loss as a percentage of net sales increased 120 basis points in third quarter 2009 and 770 basis points in the first nine months of fiscal 2009 as compared to the same periods in fiscal 2008. Excluding the goodwill impairment charge in third quarter 2008, operating loss as a percentage of net sales increased 860 basis points in third quarter 2009 and 1,000 basis points in the first nine months of fiscal 2009 as compared to the same periods in fiscal 2008. For both periods of fiscal 2009, volume declines, fluctuating commodity prices, and pricing pressures resulted in a significant decline in gross margins that outpaced the reduction in fixed costs of the business, resulting in an increase in operating loss as a percentage of net sales.

Liquidity and capital resources

Sources and uses of cash

We had $727 million in cash and cash equivalents and $487 million of available borrowings at November 1, 2009, for a combined liquidity of $1.2 billion. During the nine months ended November 1, 2009, cash inflow was primarily provided by cash receipts from operations, cash receipt of an IRS refund, and receipt of the final working capital adjustment related to the Transactions. These inflows were offset by cash used to meet the needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, and the payment of interest on debt.

Given the recent volatility in the capital markets, the Company has invested approximately $506 million in U.S. Treasury securities to fund operations in the event that any of the financial institutions that have committed to fund the Company’s Revolving Credit Facility or Senior ABL Credit Facility are unable or unwilling to meet their commitments. Our sources of funds, primarily from operations, cash on-hand, and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months.

As a result of recent tax legislation regarding net operating loss carry-back periods, we believe that we will be able to file for a cash refund of approximately $200 million from the IRS for income tax previously paid. We expect this filing to occur within the next six months.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows.

Net cash provided by (used for):

	Nine Months Ended		Increase (Decrease)
Dollars in millions	November 1, 2009	November 2, 2008
Operating activities	$205	$209	$(4)
Investing activities	$(26)	$59	$(85)
Financing activities	$(225)	$377	$(602)

Working capital

Working capital decreased to $2,042 million as of November 1, 2009 from $2,502 million as of November 2, 2008. The decrease in working capital since third quarter 2008 was driven by a decrease in accounts receivable and inventory, partially offset by a decrease in accounts payable. We continue to focus on asset management initiatives that are intended to improve our working capital efficiency.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating activities

Cash flow from operating activities in the first nine months of fiscal 2009 was $205 million compared with $209 million in the same period of fiscal 2008. The slight decline in cash flow during the first nine months of fiscal 2009 as compared to the same period in fiscal 2008 was primarily the result of the timing of payments for the purchase of inventory and a reduction in operating income due primarily to the continued deterioration in the residential construction market during fiscal 2008, substantially offset by a reduction in receivables and inventory and the receipt of an IRS refund.

Investing activities

During the first nine months of fiscal 2009, cash used in investing activities was $26 million, primarily driven by $41 million of capital expenditures and $16 million in business acquisition payments, partially offset by the receipt of $22 million for the final working capital adjustment related to the Transactions. During the first nine months of fiscal 2008, cash provided by investing activities was $59 million, primarily driven by the receipt of $99 million of proceeds from the sale of our Lumber & Building Materials business, partially offset by capital expenditures of $53 million.

Financing activities

During the first nine months of fiscal 2009, cash used in financing activities was $225 million, as a result of debt repayments, including the repurchase of $252 million principal amount of the 13.5% Senior Subordinated Notes for $62 million. During the first nine months of fiscal 2008, cash provided by financing activities was $377 million, primarily as a result of $375 million of net borrowings on the Revolving Credit Facility and $9 million of equity contributions from HDS Holding.

External Financing

As of November 1, 2009, we have an aggregate principal amount of $5.8 billion of outstanding debt and $487 million of available borrowings under our Senior ABL Credit Facility (after giving effect to the borrowing base limitations and approximately $66 million in letters of credit issued).

The Company maintains a Cash Flow Facility (the “Senior Secured Credit Facility”) comprised of a $1 billion term loan (the “Term Loan”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). The Term Loan has required quarterly principal payments of $2.5 million beginning December 31, 2007 with the balance due August 30, 2012. As of November 1, 2009, the Term Loan balance was $980 million at an interest rate of 1.49%. As of November 1, 2009, the Company had an outstanding balance of $300 million, at an interest rate of 4.24%, and no outstanding Letters of Credit under the Revolving Credit Facility.

The Company also maintains a $2.1 billion Asset Based Lending Credit Agreement (the “Senior ABL Credit Facility”) subject to borrowing base limitations. The Senior ABL Credit Facility matures on August 30, 2012 and bears interest at Prime plus 0.5% or LIBOR plus 1.5% per annum at the Company’s election. As of November 1, 2009, the Senior ABL Credit Facility had an outstanding balance of $631 million at an interest rate of 2.007%. As of November 1, 2009, the Company had available borrowings under the Senior ABL Credit Facility of $487 million, after giving effect to the borrowing base limitations and letters of credit issued. The Company can use up to $400 million of its available borrowing under the Senior ABL Credit Facility for Letters of Credit which are charged a fee of 1.5% per annum. As of November 1, 2009, there were $66 million of Letters of Credit outstanding under the Senior ABL Credit Facility.

The Company issued $2.5 billion of Senior Notes bearing interest at a rate of 12.0% (the “12.0% Senior Notes”). Interest payments are due each March and September 1st through maturity.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company issued $1.3 billion of Senior Subordinated PIK Notes bearing interest at a rate of 13.5% (the “13.5% Senior Subordinated Notes”). Interest payments are due each March and September 1st through maturity except that the first eight payment periods through September 2011 must be paid in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than being paid in cash. During first quarter 2009, the Company repurchased $252 million principal amount, plus accrued interest of $15 million, of the 13.5% Senior Subordinated Notes. As a result of PIK interest capitalizations and the extinguishment of a portion of the principal, as of November 1, 2009, the outstanding principal balance of the 13.5% Senior Subordinated Notes was $1.4 billion.

The Company’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. The Company is in compliance with all such covenants.

Rating agency actions

During the third quarter of fiscal 2009, Standard & Poor’s Ratings Services reaffirmed our B rating, but lowered its outlook on the Company to negative and Moody’s Investors Service lowered the Company’s rating to CAA1, with a stable outlook, from B3. Both agencies cited the Company’s exposure to the ongoing weakness in U.S. construction as well as high leverage levels as the primary pressures on the ratings.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HD SUPPLY, INC. (Registrant)

December 14, 2009	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo
President and Chief Executive Officer

/s/ Mark Jamieson
Mark Jamieson
Senior Vice President and Chief Financial Officer