Form 10-Q
period 2010-05-02
HD SUPPLY, INC.
filed 2010-06-11
CIK 1465264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2010

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

As of June 10, 2010 there were 1,000 shares of common stock of HD Supply, Inc. outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in millions, unaudited

	Three Months Ended
	May 2, 2010	May 3, 2009
Net Sales	$1,811	$1,921
Cost of sales	1,309	1,409

Gross Profit	502	512
Operating expenses:
Selling, general and administrative	424	430
Depreciation and amortization	94	98
Restructuring	5	9

Total operating expenses	523	537

Operating Income (Loss)	(21)	(25)

Interest expense	156	152
Other (income) expense, net	4	(198)

Income (Loss) Before Provision (Benefit) for Income Taxes	(181)	21
Provision (benefit) for income taxes	21	11

Net Income (Loss)	$ (202)	$ 10

The accompanying notes are an integral part of these financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share data, unaudited

	May 2, 2010	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$696	$539
Receivables, less allowance for doubtful accounts of $51 and $53	970	846
Inventories	1,075	1,018
Deferred tax asset	156	169
Other current assets	73	230

Total current assets	2,970	2,802

Property and equipment, net	434	453
Goodwill	3,150	3,149
Intangible assets, net	1,188	1,253
Other assets	216	188

Total assets	$7,958	$7,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$831	$484
Accrued compensation and benefits	81	84
Current installments of long-term debt	10	10
Other accrued expenses	234	299

Total current liabilities	1,156	877

Long-term debt, excluding current installments	5,745	5,765
Deferred tax liabilities	205	203
Other long-term liabilities	354	312

Total liabilities	7,460	7,157

Stockholders’ equity:
Common stock, par value $0.01; authorized 1,000 shares; issued 1,000 shares at May 2, 2010 and January 31, 2010	–	–
Paid-in capital	2,647	2,643
Accumulated deficit	(2,146)	(1,944)
Accumulated other comprehensive loss	(3)	(11)

Total stockholders’ equity	498	688

Total liabilities and stockholders’ equity	$7,958	$7,845

The accompanying notes are an integral part of these financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Three Months Ended
	May 2, 2010	May 3, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(202)	$10
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	94	100
Provision for uncollectibles	4	2
Non-cash interest expense	64	59
Stock-based compensation expense	4	4
Deferred income taxes	21	11
Unrealized derivative (gain) loss	(2)	(3)
Loss (gain) on extinguishment of debt	2	(200)
Other	4	2
Changes in assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in receivables	(126)	35
(Increase) decrease in inventories	(54)	37
(Increase) decrease in other current assets	224	(10)
Increase (decrease) in accounts payable and accrued liabilities	277	(164)
Increase (decrease) in other long-term liabilities	2	1

Net cash provided by (used in) operating activities	312	(116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11)	(15)
Refunds for businesses acquired, net of cash acquired	–	22
Proceeds from sales of property and equipment	1	1
Proceeds from sale of a business	–	3

Net cash provided by (used in) investing activities	(10)	11

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(32)	(65)
Borrowings on long-term revolver debt	–	5
Repayments on long-term revolver debt	(82)	(19)
Debt modification costs	(34)	–

Net cash provided by (used in) financing activities	(148)	(79)

Increase (decrease) in cash and cash equivalents	154	(184)
Effect of exchange rates on cash and cash equivalents	3	–
Cash and cash equivalents at beginning of period	539	771

Cash and cash equivalents at end of period	$696	$587

The accompanying notes are an integral part of these financial statements.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The consolidated balance sheet as of January 31, 2010 was derived from audited financial statements, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In Management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of HD Supply, Inc.’s significant accounting policies and other information, you should read this report in conjunction with HD Supply, Inc.’s annual report on Form 10-K for the year ended January 31, 2010, which includes all disclosures required by U.S. GAAP.

Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation.

Nature of Business

HD Supply, Inc. (the “Company” or “HD Supply”) is one of the largest wholesale distributors in the United States and Canada based on sales serving three distinct market sectors: Infrastructure & Energy, Maintenance, Repair & Improvement and Specialty Construction, each of which offers different products and services to the end customer. The three market sectors are made up of ten wholesale distribution businesses. Through approximately 770 locations across the United States and Canada, HD Supply operates a diverse portfolio of distribution businesses that provide over one million SKUs to over 450,000 professional customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses.

HD Supply has seven reportable segments: Waterworks, Facilities Maintenance, White Cap, Utilities, Industrial Pipe, Valves and Fittings (“IPVF”), Creative Touch Interiors (“CTI”), and Plumbing. Other operating segments include Electrical, Crown Bolt, Repair & Remodel, and HD Supply Canada. In addition, the consolidated financial statements include Corporate, which includes enterprise-wide functional departments.

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal years ending January 30, 2011 (“fiscal 2010”) and January 31, 2010 (“fiscal 2009”) both include 52 weeks. The three months ended May 2, 2010 and May 3, 2009 both include 13 weeks.

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

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile, workers’ compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At May 2, 2010 and January 31, 2010, self-insurance reserves totaled $107 million and $105 million, respectively.

NOTE 2 – DISCONTINUED OPERATIONS

On February 3, 2008, the Company closed on an agreement with ProBuild Holdings, selling all of its interests in the Lumber and Building Materials operations, which distributed lumber, trusses, siding, roofing, millwork, windows, doors, and related building materials to the construction industry in Georgia and Florida. Cash proceeds of $105 million, less $2.5 million remaining in escrow and $2 million of professional service fees, were received on February 4, 2008. In April 2009, the Company received the $2.5 million cash proceeds from escrow.

As a condition of the agreement, HD Supply retained certain facilities that have been shut down. The Company is actively marketing the owned properties for sale. These facilities are recorded at fair value less costs to sell for a net value of $9 million and are presented within Other current assets in the Consolidated Balance Sheets. In addition, the net present value of on-going lease liabilities and other occupancy costs, net of expected sublease income, have been accrued and are presented as Other accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets. The Company regularly reviews the assumptions used to estimate the net present value of these lease liabilities.

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

Home Depot

HD Supply derived revenue from the sale of products to Home Depot of $74 million and $75 million in the three months ended May 2, 2010 and May 3, 2009, respectively. The revenue was recorded at an amount that generally approximates fair value, but may not necessarily represent a price an unrelated third party would pay. Accounts receivable from these transactions with Home Depot were $33 million and $27 million at May 2, 2010 and January 31, 2010, respectively, and are included within Receivables in the Consolidated Balance Sheets.

Equity Sponsors

In conjunction with the closing of the Transactions, the Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee (“Sponsor Management Fee”) and related expenses. HD Supply incurred Sponsor Management Fees and related expenses of $1 million in both the three months ended May 2, 2010 and May 3, 2009. These charges are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Management of the Company has been informed that, as of May 2, 2010, affiliates of certain of the Equity Sponsors beneficially owned approximately $833 million aggregate principal amount of the Company’s 12.0%

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Senior Notes due 2014 and $586 million aggregate principal amount of the Company’s 13.5% Senior Subordinated Notes due 2015.

Other related parties

HD Supply purchased product from affiliates of the Equity Sponsors for approximately $12 million and $10 million in the three months ended May 2, 2010 and May 3, 2009, respectively. In addition, HD Supply sold product to affiliates of the Equity Sponsors for less than $1 million in both the three months ended May 2, 2010 and May 3, 2009. Management believes these transactions were conducted at prices an unrelated third party would pay.

NOTE 4 - DEBT

Long-term debt as of May 2, 2010 and January 31, 2010 consisted of the following (amounts in millions):

	May 2, 2010	January 31, 2010
Term Loan due August 30, 2012	$74	$978
Term Loan due April 1, 2014	871	–
Revolving Credit Facility due August 30, 2013	300	300
ABL Revolving Credit Facility due August 30, 2012	48	596
ABL Revolving Credit Facility due April 1, 2014	252	–
ABL Term Loan due April 1, 2014	214	–
12.0% Senior Notes due September 1, 2014	2,500	2,500
13.5% Senior Subordinated Notes due September 1, 2015	1,496	1,401

Total long-term debt	5,755	5,775
Less current installments	(10)	(10)

Long-term debt, excluding current installments	$5,745	$5,765

Credit Agreement Amendments and The Home Depot, Inc. Consent

The Company maintains a $1.3 billion senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a $1 billion original principal term loan (the “Term Loan”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). On March 19, 2010, the Company entered into Amendment No. 3 (the “Cash Flow Amendment”) to its Senior Secured Credit Facility, dated as of August 30, 2007, by and among the Company, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and the other lenders and financial institutions from time to time party thereto. The Cash Flow Amendment extended the maturity date from August 30, 2012 to April 1, 2014 of approximately $874 million in principal amount of outstanding Term Loans under the Senior Secured Credit Facility. THD, which guarantees payment of the Term Loans under the Senior Secured Credit Facility (“THD Guarantee”), consented to the Cash Flow Amendment. Concurrently, THD and the Company entered into an agreement pursuant to which THD consented to any later amendment to the Senior Secured Credit Facility, as amended, (similar in form and substance to the Cash Flow Amendment) that would extend the maturity of the remaining approximately $104 million of outstanding Term Loans to a date that is not later than the maturity date in effect from time to time under the Cash Flow Amendment. In addition, the Company entered into a letter agreement with THD, pursuant to which the Company agreed that, while the THD Guarantee is outstanding, the Company would not voluntarily repurchase 12.0% Senior Notes or any 13.5% Senior Subordinated Notes, directly or indirectly, without THD’s prior written consent, subject to certain exceptions, including debt repurchases with equity or permitted refinancings. The Company also agreed to prepay $30 million in aggregate principal amount of non-extending Term Loans under the Senior Secured Credit Facility. This prepayment was completed during first quarter 2010. The maturity date of the extended outstanding Term Loans may be further extended to a date not later than June 1, 2014, without further consent by the lenders, if THD provides a notice electing to extend its guarantee of the Term Loans to such later date. However, THD is under no obligation to provide such notice or make such election to further extend its guarantee, and the Company cannot provide any assurance that THD will provide such notice or make such

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

election or on what terms it might do so. The remaining outstanding non-extended Term Loans will mature on the original maturity date of such loans, i.e. August 30, 2012. All Terms Loans outstanding under the Senior Secured Credit Facility, as amended, amortize in nominal quarterly installments equal to 0.25% of the original aggregate principal amount of the Term Loans. The Cash Flow Amendment also increased the borrowing margins applicable to the extended portion of the Term Loans by 150 basis points. The remaining non-extended Term Loans continue to bear interest at Prime plus 0.25% or LIBOR plus 1.25% at the Company’s election. As of May 2, 2010, amounts outstanding under the Term Loan due August 30, 2012 and April 1, 2014 bear interest rates of 1.54% and 3.05%, respectively, and amounts outstanding under the Revolving Credit Facility bear an interest rate of 4.26%.

The THD Guarantee was valued at $106 million at the issuance of the Senior Secured Credit Facility in August 2007 and was being amortized to interest expense over the original five-year life of the Term Loan on a straight-line basis which approximates the effective interest method. As a result of the extension of the THD Guarantee on the extended Term Loans, the amortization period of a pro-rata portion of the unamortized THD Guarantee has also been extended, on a straight-line basis, until April 1, 2014. This change results in a decrease of amortization of $6 million and $7 million in fiscal 2010 and fiscal 2011, respectively, no change to amortization in fiscal 2012 and increases of amortization of $11 million and $2 million in fiscal 2013 and fiscal 2014, respectively.

In connection with the $30 million prepayment of non-extending Term Loans under the Senior Secured Credit Facility, the Company wrote-off the unamortized pro-rata portion of the THD Guarantee and the unamortized pro-rata portion of deferred debt costs, resulting in a pre-tax charge of $2 million. This charge is reflected in Other (income) expense, net in the Consolidated Statements of Operations.

The Company maintains a $2.1 billion asset based lending credit agreement (the “ABL Credit Facility”) subject to borrowing base limitations. On March 19, 2010, the Company also entered into the Limited Consent and Amendment No. 3 (the “ABL Amendment”) to its ABL Credit Facility, dated as of August 30, 2007, by and among the Company, certain subsidiaries of the Company, GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent and collateral agent, GE Canada Finance Holding Company, as Canadian administrative agent and Canadian collateral agent, and the several lenders and financial institutions from time to time parties thereto. Pursuant to the ABL Amendment, the Company (i) converted approximately $214 million of commitments under the ABL Credit Facility into a term loan (the “ABL Term Loan”), (ii) extended the maturity date of approximately $1,537 million of the commitments under the ABL Credit Facility (“ABL Revolving Credit Facility”) from August 30, 2012 to the later of April 1, 2014 and the maturity date of the extended term loans under the Cash Flow Amendment, and (iii) reduced the total commitments under the ABL Credit Facility by approximately $45 million. The ABL Term Loan does not amortize and the entire principal amount thereof is due and payable on the later of April 1, 2014 and the maturity date of the extended Term Loans under the Senior Secured Credit Facility, as amended. The remaining approximately $304 million of commitments under the ABL Credit Facility matures on the original maturity date of such commitments, i.e. August 30, 2012. In addition, the ABL Amendment provided for a borrowing rate of Prime plus 2.25% or LIBOR plus 3.25% per annum applicable to the ABL Term Loan and increased the borrowing margins applicable to the extended portion of the ABL Revolving Credit Facility by 175 basis points and the commitment fee applicable to such portion by 50 basis points. The non-extended ABL Revolving Credit Facility continues to bear interest at Prime plus 0.5% or LIBOR plus 1.5% per annum at the Company’s election. As of May 2, 2010, the ABL Term Loan bears an interest rate of 3.66% and the amounts outstanding under the ABL Revolving Credit Facility due August 30 2012 and April 1, 2014 bear interest rates of 1.76% and 3.51%, respectively.

In connection with the Cash Flow Amendment and ABL Amendment, the Company incurred financing fees of approximately $34 million, of which approximately $31 million were deferred and will be amortized into interest expense over the term of the amended facilities in accordance with U. S. GAAP for debt modifications (Accounting Standards Codification (“ASC”) 470-50, Debt-Modifications and Extinguishments). The non-deferred financing fees are reported in Other (income) expense, net in the Consolidated Statements of Operations.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Lehman Brothers and Woodlands Commercial Bank

Lehman Brothers Special Financing Inc. and Lehman Commercial Paper, Inc. (together “Lehman Brothers”) is committed to fund up to $95 million of the non-extended portion of the Company’s $2.1 billion ABL Credit Facility, maturing August 30, 2012, and Woodlands Commercial Bank (“Woodlands,” f/k/a Lehman Commercial Bank, an affiliate of Lehman Brothers) is committed to fund $100 million of the Company’s $300 million available Revolving Credit Facility. On September 15, 2008, Lehman Brothers filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (“Lehman’s bankruptcy”). Subsequent to Lehman’s bankruptcy, the Company drew down on the ABL Credit Facility and the entire $300 million Revolving Credit Facility. Lehman Brothers failed to fund their portion of the ABL Credit Facility commitment, but Woodlands funded their $100 million Revolving Credit Facility commitment.

As of May 2, 2010, outstanding borrowings under the ABL Credit Facility from Lehman Brothers are approximately $10 million. In addition, the Administrative Agent of the ABL Credit Facility holds $19 million in escrow funds, which are available to honor Lehman Brother’s pro rata portion of any ABL Credit Facility draw. The combined available unfunded commitment from Lehman Brothers as of May 2, 2010 (prior to the ABL Credit Facility borrowing base limitations) was approximately $66 million. As of May 2, 2010, outstanding borrowings under the Revolving Credit Facility from Woodlands are $100 million.

Purchase of 13.5% Senior Subordinated Notes

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

NOTE 5 – DERIVATIVE INSTRUMENTS

The Company maintains interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. At execution, the swaps were designated as hedging the exposure to variable cash flows of a forecasted transaction, whereby the Company pays fixed interest and receives variable interest, effectively converting $400 million of floating-rate debt to fixed rate debt. A subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”) is the original counterparty to these swap agreements. During September 2008, the expected and ultimate filing of bankruptcy by Lehman caused HD Supply to review the counterparty risk associated with these interest rate swaps. As a result of the review, the Company concluded on September 12, 2008 (the “date of de-designation”), that the ability of the counterparty to meet its obligations under the swap agreements was remote. Therefore, on September 12, 2008, HD Supply removed the designation of the swaps as cash flow hedges, discontinued hedge accounting and now considers these swaps economic hedges on an on-going basis.

On the date of de-designation, the aggregate fair value of the swaps was a liability of $6 million. In accordance with the derivatives and hedging principles of U.S. GAAP (ASC 815, Derivatives and Hedging), the net loss was retained in accumulated other comprehensive income (loss) (“OCI”) and is being reclassified into earnings in the same periods in which the original hedged forecasted transactions affect earnings. The Company expects to reclassify the remaining $1 million in unrealized losses from OCI into Interest expense during the next nine months. Changes in the fair value of the swaps following the date of de-designation are recognized currently in earnings.

As of May 2, 2010 and January 31, 2010, the aggregate fair value of the swaps was a liability of $5 million and $7 million, respectively. During fiscal 2009, the swaps had a weighted average combined notional value of $400 million, of which $200 million expired in January 2010. The remaining swaps have a $200 million combined notional value and expire in January 2011. On June 16, 2009, Lehman assigned the counterparty position on the two interest rate swaps maturing in January 2011 to Wells Fargo Foothill, LLC.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the location and amounts of the fair values and gains or losses related to derivatives included in HD Supply’s financial statements as of May 2, 2010 and January 31, 2010 and for the three months ended May 2, 2010 and May 3, 2009 (amounts in millions):

		As of
	Location of fair value in balance sheet	May 2, 2010	January 31, 2010
Interest rate swaps	Other accrued expenses	$ 5	$ 7

		Three Months Ended
	Location of gain (loss) in statement of operations or OCI	May 2, 2010	May 3, 2009
Interest rate swaps
Changes in fair value	Other income (expense), net	$ 2	$ 3
Amortization of net loss remaining in OCI at de-designation	Interest (expense)	–	(1)
Settlements	Interest (expense)	(2)	(3)

NOTE 6 – FAIR VALUE MEASUREMENTS

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

Level 2– Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly;

Level 3– Unobservable inputs in which little or no market activity exists.

The Company’s financial assets and liabilities measured at fair value on a recurring basis at May 2, 2010 and May 3, 2009, were as follows (amounts in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At May 2, 2010:
Cash Equivalents	$ 470	$ –	$ –	$ 470
Interest Rate Swap Contracts	–	(5)	–	(5)
At January 31, 2010:
Cash Equivalents	$ 322	$ –	$ –	$ 322
Interest Rate Swap Contracts	–	(7)	–	(7)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments that are not reflected at fair value on the balance sheet were as follows as of May 2, 2010 and January 31, 2010 (amounts in millions):

	As of May 2, 2010		As of January 31, 2010
	Recorded Amount (1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Term Loan due August 30, 2012	$74	$71	$978	$929
Term Loan due April 1, 2014	871	862	–	–
Revolving Credit Facility due August 30, 2013	300	255	300	246
ABL Revolving Credit Facility due August 30, 2012	48	42	596	515
ABL Revolving Credit Facility due April 1, 2014	252	237	–	–
ABL Term Loan due April 1, 2014	214	201	–	–
12.0% Senior Notes due September 1, 2014	2,500	1,875	2,500	1,775
13.5% Senior Subordinated Notes due September 1, 2015	1,496	823	1,401	715

Total	$5,755	$4,366	$5,775	$4,180

(1) These amounts do not include accrued interest; accrued interest is classified as Other accrued expenses in the accompanying Consolidated Balance Sheets.

The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt.

The Term Loan is guaranteed by Home Depot. Based on a review of the fair value of debt issued by companies with similar credit ratings as Home Depot, Management estimates that as of May 2, 2010 the fair value of the Term Loan due August 30, 2012 is approximately 94-98% of the principal value, or $71 million, and the Term Loan due April 1, 2014 is approximately 97-101% of principal, or $862 million. Management estimated the fair value of the Term Loan due August 30, 2012 to be 93-97% of the principal value, or $929 million as of January 31, 2010.

The Company’s fair value estimates for the Revolving Credit Facility, ABL Credit Facility, 12.0% Senior Notes, and 13.5% Senior Subordinated Notes were based on recent similar credit facilities initiated by companies with like credit quality in similar industries, quoted prices for similar instruments, and inquiries with certain investment communities. Based on this data, Management estimates that as of May 2, 2010, the fair value of the Revolving Credit Facility is approximately 82-88% of the principal value, or $255 million, the fair value of the ABL Revolving Credit Facility due August 30, 2012 is approximately 86-91% of the principal value, or $42 million, the fair value of the ABL Revolving Credit Facility due April 1, 2014 is approximately 88-100% of the principal value, or $237 million, the fair value of the ABL Term Loan due April 1, 2014 is approximately 88-100% of the principal value, or $201 million, the fair value of the 12.0% Senior Notes is approximately 65-85% of the principal value, or $1,875 million, and the fair value of the 13.5% Senior Subordinated Notes is approximately 45-65% of principal value, or $823 million. Management estimated that as of January 31, 2010, the fair value of the Revolving Credit Facility was approximately 77-87% of the principal value, or $246 million, the fair value of the ABL Credit Facility was approximately 83-90% of the principal value, or $515 million, the fair value of the 12.0% Senior Notes was approximately 60-82% of the principal value, or $1,775 million, and the fair value of the 13.5% Senior Subordinated Notes was approximately 40-62% of principal value, or $715 million.

NOTE 7 – INCOME TAXES

As of May 2, 2010, HD Supply’s combined federal, state and foreign effective tax rate for continuing operations for the fiscal year ending January 30, 2011 is a 12.05% provision, reflecting the impact of an $84 million increase in the valuation allowance on deferred tax assets. HD Supply’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other charges, as well as discrete events, such as settlements of audits. HD Supply is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s unrecognized tax benefits at January 31, 2010 in accordance with the income taxes principles of U.S. GAAP (ASC 740, Income Taxes) were $190 million. During the three months ended May 2, 2010, the balance for unrecognized tax benefits increased $3 million as a result of gross increases for tax positions in a prior period. The Company’s ending balance at May 2, 2010 for unrecognized tax benefits was $193 million.

The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits at May 2, 2010 and January 31, 2010 was $13 million and $12 million, respectively.

Management regularly assesses the realization of the Company’s net deferred tax assets and the need for any valuation allowance. This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. HD Supply has deferred tax assets for net operating losses of $176 million as of May 2, 2010, prior to any valuation allowance or reclassification required pursuant to the income taxes principles of U.S. GAAP, for federal and state jurisdictions which expire between 2012 and 2029. A valuation allowance of $93 million was provided for as of May 2, 2010 for certain federal and state net operating losses for which it is not “more likely than not” that the Company will be able to fully realize the related deferred tax asset. Management believes that it is reasonably possible that a material adjustment of the valuation allowance could occur within one year.

During the three months ended May 2, 2010, the Company designated the undistributed earnings of certain of its foreign operations as not permanently reinvested and, as a result, recorded a deferred tax liability of $1 million. In general, to the extent the Company’s financial reporting book basis over tax basis of a foreign subsidiary exceeds the cash available for repatriation, deferred taxes have not been provided, as they are essentially permanent in duration.

NOTE 8 — STOCK-BASED COMPENSATION

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

The Option Exchange Program covered all options that were outstanding under the HDS Plan, including vested and unvested options, at the time of the offer. Eligible Options that had an exercise price greater than $10.00 per share were offered for exchange based on the exchange ratio below for a lesser number of options with a new exercise price equal to $4.15 per share (the “Repriced Options”). Options that had an exercise price equal to $10.00 per share were offered for exchange for an equal number of options with an exercise price equal to $10.00 per share (the “New $10.00 Options”, and together with the Repriced Options, the “New Options”). For every three Eligible Options with an exercise price greater than $10.00 per share, an eligible employee received two new Repriced Options. For every one Eligible Option with an exercise price equal to $10.00 per share, an eligible employee received one New $10.00 Option.

Regardless of the vesting status of the Eligible Options, the New Options have a five-year vesting period, with 20% of the New Options vesting on each anniversary of the date of exchange and an expiration date that is 10 years from the date of exchange. All of the New Options are subject to the terms and conditions of the HDS Plan and the eligible employee’s new stock option agreement.

The offering period for the Option Exchange Program commenced on January 15, 2010 and expired on February 2, 2010. Participation in the Option Exchange Program was voluntary. However, once an eligible employee

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

elected to participate, all of his or her Eligible Options were exchanged. Once the offer to exchange expired, all Eligible Options that were surrendered for exchange were cancelled and the New Options were granted.

On February 3, 2010, as a result of employee elections under the Option Exchange Program, the Company exchanged and issued the following options:

Number of Eligible Options Exchanged	20,484,001
Number of Repriced Options issued in the Option Exchange Program	6,828,025
Number of New $10.00 Options issued in the Option Exchange Program	10,242,002

As a result of the exchange, the Company will incur incremental stock-based compensation charges of approximately $1 million per year over the next five years. In addition, the maximum number of shares of common stock that may be issued under the HDS Plan may not exceed 45.3 million, of which a maximum of 20.6 million shares may be issued in respect of options granted under the HDS Plan.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 1,000 shares of common stock, par value $0.01 per share. As of May 2, 2010 and January 31, 2010, 1,000 shares were issued and outstanding.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of the following components (amounts in millions):

	May 2, 2010	January 31, 2010
Cumulative foreign currency translation adjustment, net	$ (2)	$ (10)
Unrealized losses on derivatives, net	(1)	(1)

Total accumulated other comprehensive income (loss)	$ (3)	$ (11)

Total Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of the following components (amounts in millions):

	Three Months Ended
	May 2, 2010	May 3, 2009
Net income (loss)	$ (202)	$ 10
Other comprehensive income (loss):
Unrealized losses on derivatives, net of tax of $- and $-	–	1
Foreign currency translation adjustment	8	4

Total comprehensive income (loss)	$ (194)	$ 15

NOTE 10 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Other Accrued Expenses

Other accrued expenses at May 2, 2010 and January 31, 2010 consisted of the following (amounts in millions):

	May 2, 2010	January 31, 2010
Accrued interest	$ 58	$ 129
Accrued non-income taxes	39	28
Branch closure & consolidation reserves	27	30
Other	110	112

Total other accrued expenses	$ 234	$ 299

Significant Non-Cash Transactions

Interest payments on the 13.5% Senior Subordinated Notes are due each March and September 1st through maturity except that the first eight payment periods through September 2011 shall be paid in kind (“PIK”) and

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

therefore increase the balance of the outstanding indebtedness rather than be paid in cash. The Company made PIK interest payments during first quarter fiscal 2010 and first quarter fiscal 2009 of $95 million and $83 million, respectively, increasing the outstanding balance of the 13.5% Senior Subordinated Notes.

Supplemental Cash Flow Information

Cash paid for interest in the three months ended May 2, 2010 and May 3, 2009 was approximately $164 million and $165 million, respectively. During the first quarter of fiscal 2010, as a result of recent tax legislation regarding net operating loss carry-back periods, the Company filed for and received a cash refund of $220 million from the Internal Revenue Service for income tax previously paid. Cash paid or received for income taxes, net of refunds, in the three months ended May 2, 2010 and May 3, 2009 was approximately $218 million net refund and $2 million net payment, respectively.

NOTE 11 – BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

Fiscal 2009 Plan

In the third quarter of fiscal 2009, the Company initiated a plan to further restructure its businesses which included evaluating opportunities to consolidate branches, further reduce costs, more efficiently employ working capital and streamline activities. Under this plan, management expects to close or consolidate approximately 25 branches and reduce workforce personnel by approximately 400 employees. The Company expects to incur a total of approximately $42 million in charges for this plan, which should be complete by the end of the first half of fiscal 2010.

During the three months ended May 2, 2010, the Company recognized $5 million in Restructuring charges for severance, occupancy costs and other reorganization costs. During fiscal 2009, the Company recognized $30 million in charges for liquidation of excess inventory and branch closure and consolidation charges. Under this plan, as of May 2, 2010, the Company has completed the closure of 22 branches and reduced workforce personnel by approximately 350 employees.

The following table presents the activity during the first quarter of fiscal 2010 for the liability balance, included in Other accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets, related to closure and consolidation activities under the Fiscal 2009 plan (amounts in millions):

	Severance	Occupancy Costs	Other	Total

Balance – January 31, 2010	$3	$7	$2	$12
Additions for restructuring charges	1	3	1	5
Cash payments	(2)	(1)	–	(3)

Balance –May 2, 2010	$2	$9	$3	$14

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the activity for the liability balance, included in Other accrued expenses and Other long-term liabilities, related to closure and consolidation activities under the Transactions and Acquisition Integration plans (amounts in millions):

	Severance	Occupancy Costs	Other	Total

Balance – January 31, 2010	$–	$ 54	$5	$ 59

Cash payments	–	(5)	–	(5)

Balance – May 2, 2010	$–	$ 49	$5	$ 54

The Company regularly reviews the assumptions used to estimate the net present value of the on-going lease liabilities and other occupancy costs, net of expected sublease income.

As of May 2, 2010, approximately $27 million of the liability balances for all branch closure and consolidation activities is classified as a current liability on the Company’s Consolidated Balance Sheet. Payments for severance are expected to be completed during fiscal 2010. Payments for occupancy costs, which represent the net present value of future lease obligations, including rent, taxes, utilities, etc., less estimated sublease income of the closed branches, and for other costs, which relate primarily to equipment and vehicle leases, are expected to be substantially complete over the next five years, with certain property lease obligations extending out as far as fourteen years. The Company continues to actively pursue buyout options or subleasing tenants for the leased properties. The timing of cash payments related to the branch closure and consolidation activities could change depending on the success and timing of entering into these types of agreements.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

mechanical contractors, fabricators, wholesale distributors, exporters and original equipment manufacturers.

•	Plumbing — Distributes plumbing fixtures, faucets and finishes, HVAC equipment, pipes, valves, fittings and water heaters, as well as related services, to residential and commercial contractors.

•

Creative Touch Interiors (“CTI”) — Offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for residential and commercial projects.

In addition to the reportable segments, the Company’s consolidated financial results include an Other, Corporate, & Eliminations category. Other primarily consists of Electrical, offering electrical products such as wire and cable, switch gear supplies, lighting conduit to residential and commercial contractors; Repair & Remodel, offering light remodeling and construction supplies primarily to small remodeling contractors and tradesmen; Crown Bolt, a retail distribution operator, providing program and packaging solutions, sourcing, distribution, and in-store service, primarily serving Home Depot; and HD Supply Canada, comprised of HD Supply’s Canadian operations (other than Grafton, which is included in the Utilities segment, and Commercial Direct, which is included in the Facilities Maintenance segment). Corporate has enterprise management responsibility and centralized support functions for some of the segments, information technology, human resources, sourcing and support services. Eliminations remove intersegment transactions.

HD Supply evaluates performance of each segment based on operating income before restructuring charges and goodwill impairments. The following table presents Net sales and operating income before charges by segment for the periods indicated (amounts in millions):

	Three Months Ended

	May 2, 2010		May 3, 2009

	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

Waterworks	$ 409	$ (5)	$ 428	$ 1
Facilities Maintenance	400	40	385	38
White Cap	205	(18)	224	(22)
Utilities	236	6	262	10
IPVF	146	7	193	21
Plumbing	104	(7)	120	(9)
CTI	55	(9)	53	(16)
Other, Corporate, & Eliminations	256	(29)	256	(39)

Total operations before charge	$ 1,811	$ (15)	$ 1,921	$ (16)

Restructuring charge		6		9

Total operating income (loss)		(21)		(25)
Interest expense		156		152
Other (income) expense, net		4		(198)

Income (loss) before provision for income taxes		$ (181)		$ 21

NOTE 14 — SUBSIDIARY GUARANTORS

The Company has issued 12.0% Senior Notes and 13.5% Senior Subordinated Notes (collectively the “Notes”) guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly-owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several. The subsidiaries of the Company that do not guarantee the Notes (“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of the Company and are made up of the Company’s operations in Canada and a non-operating subsidiary in the United States that holds an investment of $307 million in principal, $139 million net of the discount, of the Company’s 13.5% Senior Subordinated Notes, which is eliminated in consolidation.

The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of operations, the condensed balance sheets, and the condensed statements of cash flows for the parent company

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

issuer of the Notes (the “Parent Issuer”), for the Guarantor Subsidiaries and for the Non-guarantor Subsidiaries and total consolidated HD Supply, Inc. and subsidiaries (amounts in millions):

CONDENSED CONSOLIDATING INCOME STATEMENTS

	Three Months Ended May 2, 2010
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$1,711	$100	$–	$1,811
Cost of sales	–	1,234	75	–	1,309

Gross Profit	–	477	25	–	502
Operating expenses:
Selling, general and administrative	27	377	20	–	424
Depreciation and amortization	5	88	1	–	94
Restructuring	–	5	–	–	5

Total operating expenses	32	470	21	–	523

Operating Income (Loss)	(32)	7	4	–	(21)
Interest expense	176	85	–	(105)	156
Interest (income)	(86)	(1)	(18)	105	–
Other (income) expense, net	4	–	–	–	4
Net loss of equity affiliates	64	–	–	(64)	–

Income (Loss) Before Provision (Benefit) for Income Taxes	(190)	(77)	22	64	(181)
Provision (benefit) for income taxes	12	9	–	–	21

Net Income (Loss)	$(202)	$(86)	$22	$64	$(202)

	Three Months Ended May 3, 2009
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$1,842	$79	$–	$1,921
Cost of sales	–	1,349	60	–	1,409

Gross Profit	–	493	19	–	512
Operating expenses:
Selling, general and administrative	25	387	18	–	430
Depreciation and amortization	6	91	1	–	98
Restructuring	1	8	–	–	9

Total operating expenses	32	486	19	–	537

Operating Income (Loss)	(32)	7	–	–	(25)
Interest expense	171	89	–	(108)	152
Interest (income)	(89)	(5)	(14)	108	–
Other (income) expense, net	(198)	9	(9)	–	(198)
Net loss of equity affiliates	24	–	–	(24)	–

Income (Loss) Before Provision (Benefit) for Income Taxes	60	(86)	23	24	21
Provision (benefit) for income taxes	50	(45)	6	–	11

Net Income (Loss)	$10	$(41)	$17	$24	$10

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	May 2, 2010
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$635	$7	$54	$–	$696
Receivables, net	2	899	69	–	970
Inventories	–	1,010	65	–	1,075
Deferred tax asset	44	106	4	2	156
Intercompany receivable	–	2	–	(2)	–
Other current assets	16	55	2	–	73

Total current assets	697	2,079	194	–	2,970

Property and equipment, net	68	359	7	–	434
Goodwill	–	3,132	18	–	3,150
Intangible assets, net	–	1,184	4	–	1,188
Deferred tax asset	92	–	2	(94)	–
Investment in subsidiaries	2,926	–	–	(2,926)	–
Intercompany notes receivable	3,054	222	–	(3,276)	–
Other assets	212	4	147	(147)	216

Total assets	$7,049	$6,980	$372	$(6,443)	$7,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15	$766	$50	$–	$831
Accrued compensation and benefits	17	61	3	–	81
Current installments of long-term debt	10	–	–	–	10
Intercompany payables	–	–	2	(2)	–
Other accrued expenses	97	126	11	–	234

Total current liabilities	139	953	66	(2)	1,156

Long-term debt, excluding current installments	5,884	–	–	(139)	5,745
Deferred tax liabilities	–	297	–	(92)	205
Intercompany notes payable	222	3,054	–	(3,276)	–
Other long-term liabilities	306	52	4	(8)	354

Total liabilities	6,551	4,356	70	(3,517)	7,460

Stockholders’ equity	498	2,624	302	(2,926)	498

Total liabilities and stockholders’ equity	$7,049	$6,980	$372	$(6,443)	$7,958

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	January 31, 2010
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$479	$8	$52	$–	$539
Receivables, net	1	785	60	–	846
Inventories	–	959	59	–	1,018
Deferred tax asset	50	115	4	–	169
Intercompany receivable	–	2	–	(2)	–
Other current assets	169	60	1	–	230

Total current assets	699	1,929	176	(2)	2,802

Property and equipment, net	72	373	8	–	453
Goodwill	–	3,132	17	–	3,149
Intangible assets, net	–	1,250	3	–	1,253
Deferred tax asset	113	–	2	(115)	–
Investment in subsidiaries	3,413	–	–	(3,413)	–
Intercompany notes receivable	2,937	369	–	(3,306)	–
Other assets	183	4	129	(128)	188

Total assets	$7,417	$7,057	$335	$(6,964)	$7,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18	$427	$39	$–	$484
Accrued compensation and benefits	14	64	6	–	84
Current installments of long-term debt	10	–	–	–	10
Intercompany payables	–	–	2	(2)	–
Other accrued expenses	170	119	10	–	299

Total current liabilities	212	610	57	(2)	877

Long-term debt, excluding current installments	5,877	–	–	(112)	5,765
Deferred tax liabilities	–	318	–	(115)	203
Intercompany notes payable	369	2,937	–	(3,306)	–
Other long-term liabilities	271	53	4	(16)	312

Total liabilities	6,729	3,918	61	(3,551)	7,157

Stockholders’ equity	688	3,139	274	(3,413)	688

Total liabilities and stockholders’ equity	$7,417	$7,057	$335	$(6,964)	$7,845

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Three Months Ended May 2, 2010
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net cash flows from operating activities	$341	$(29)	$–	$–	$312
Cash flows from investing activities
Proceeds from (payments of) intercompany notes	–	36	–	(36)	–
Other investing activities	(1)	(8)	(1)	–	(10)

Net cash flows from investing activities	(1)	28	(1)	(36)	(10)
Cash flows from financing activities
Borrowings (repayments) of intercompany notes	(36)	–	–	36	–
Repayments of long-term debt	(32)	–	–	–	(32)
Repayments of long-term revolver	(82)	–	–	–	(82)
Other financing activities	(34)	–	–	–	(34)

Net cash flows from financing activities	(184)	–	–	36	(148)
Effect of exchange rates on cash	–	–	3	–	3

Net increase (decrease) in cash & cash equivalents	$156	$(1)	$2	$–	$157

	Three Months Ended May 3, 2009
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net cash flows from operating activities	$(222)	$137	$(11)	$(20)	$(116)
Cash flows from investing activities
(Payments for) proceeds from debt & other investments	–	5	(67)	62	–
Investments in equity affiliates	(62)	–	–	62	–
Proceeds from (payments of) intercompany notes	12	(121)	–	109	–
Other investing activities	23	(12)	–	–	11

Net cash flows from investing activities	(27)	(128)	(67)	233	11
Cash flows from financing activities
Equity contribution	–	–	42	(42)	–
Borrowings (repayments) of intercompany notes	121	(12)	–	(109)	–
Repayments of long-term debt	(3)	–	–	(62)	(65)
Borrowings on long-term revolver	5	–	–	–	5
Repayments of long-term revolver	(19)	–	–	–	(19)
Other financing activities	–	–	–	–	–

Net cash flows from financing activities	104	(12)	42	(213)	(79)
Effect of exchange rates on cash	–	–	–	–	–

Net increase (decrease) in cash & cash equivalents	$(145)	$(3)	$(36)	$–	$(184)

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

Multiple-deliverable revenue arrangements – In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). This ASU addresses how to separate deliverables under multiple-deliverable arrangements and how to measure and allocate arrangement consideration to one or more units of accounting. In addition, ASU 2009-13 expands the disclosures related to a company’s multiple-deliverable revenue arrangements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The impact on the Company of adopting ASU 2009-13 will depend on the nature, terms and size of multiple-deliverable revenue arrangements entered into or materially modified after the effective date. The Company does not expect the adoption of ASU 2009-13 to have a material impact on the Company’s financial position or results of operations.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value measurements – In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The Company adopted the provisions of this new standard on February 1, 2010. The adoption did not have an impact on the consolidated financial statements or results of operations.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those factors discussed in “Risk factors” in our annual report on Form 10-K for the year ended January 31, 2010 and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”). The section entitled “Risk factors” in our annual report on Form 10-K is incorporated herein by reference. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	Inherent risks of the residential, non-residential and public infrastructure construction and facility maintenance and repair markets;

•	Wind down of the emergency actions of the U.S. government, the U.S. Treasury, Federal Reserve and other governmental and regulatory bodies;

•	Our ability to achieve profitability;

•	Our ability to service our debt and to refinance all or a portion of our indebtedness;

•	Our substantial indebtedness and our ability to incur additional indebtedness;

•	Limitations and restrictions in the agreements governing our indebtedness;

•	Our ability to obtain additional financing on acceptable terms;

•	Increases in interest rates;

•	Rating agency actions with respect to our indebtedness;

•	The interests of the Equity Sponsors;

•	Changes in our business as a result of the Transactions;

•	The competitive environment in which we operate and demand for our products and services in highly competitive and fragmented industries;

•	Goodwill and other impairment charges;

•	Our obligations under long-term, non-cancelable leases;

•	Consolidation among our competitors;

•	The loss of any of our significant customers;

•	Failure to collect monies owed from customers, including on credit sales;

•	Competitive pricing pressure from our customers;

•	Variability in our revenues and earnings;

•	Cyclicality and seasonality of the residential, non-residential and infrastructure construction and facility maintenance and repair markets;

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

•	Fluctuations in commodity and energy prices;

•	Our ability to identify and develop relationships with a sufficient number of qualified suppliers and to maintain our supply chains;

•	Our ability to manage fixed costs;

•	Changes in our product mix;

•	The impairment of financial institutions;

•	The development of alternatives to distributors in the supply chain;

•	Our ability to manage our product purchasing and customer credit policies;

•	Inclement weather, anti-terrorism measures and other disruptions to the transportation network;

•	Interruptions in the proper functioning of information technology (“IT”) systems;

•	Our ability to implement our technology initiatives;

•	Changes in U.S. federal, state or local regulations;

•	Exposure to construction defect and product liability claims and other legal proceedings;

•	Potential material liabilities under our self-insured programs;

•	Our ability to attract, retain and retrain highly qualified associates and key personnel;

•	Fluctuations in foreign currency exchange rates;

•	Inability to protect our intellectual property rights;

•	Significant costs related to compliance with environmental, health and safety regulations, including new climate change legislation;

•	Our ability to achieve and maintain effective disclosure controls and internal control over our financial reporting; and

•	Increased costs related to our becoming an SEC registrant.

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

Overview

We are one of the largest wholesale distributors based on sales serving the highly fragmented U.S. and Canadian Infrastructure & Energy, Maintenance, Repair & Improvement and Specialty Construction market sectors. Through approximately 770 locations across the United States and Canada, we operate a diverse portfolio of distribution businesses that provide over 1 million stock-keeping units (“SKUs”) to over 450,000 professional customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses. Our Company is organized in three distinct market sectors, each of which offers different products and services to the end customer.

Description of market sectors

Through ten wholesale distribution businesses in the U.S. and a Canadian operation, we provide products and services to professional customers in the Infrastructure & Energy, Maintenance, Repair & Improvement and Specialty Construction market sectors, as presented below:

Infrastructure & Energy–To support established infrastructure and economic growth, our Infrastructure & Energy businesses serve customers in the Infrastructure & Energy market sector by

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

meeting their demand for the critical supplies and services used to build and maintain water systems, oil refineries, and petrochemical plants, and for the generation, transmission, distribution and application of electrical power. This market sector is made up of the following businesses:

•	Waterworks—Distributes complete lines of water and wastewater transmission products, serving contractors and municipalities in all aspects of the water and wastewater industries.

•

Utilities—Distributes electrical transmission and distribution products, power plant maintenance, repair and operations (“MRO”) supplies and smart-grid technologies and provides materials management and procurement outsourcing arrangements to investor-owned utilities, municipal and provincial power authorities, rural electric cooperatives and utility contractors.

•

Industrial Pipe, Valves and Fittings (“IPVF”)—Distributes stainless steel and special alloy pipes, plates, sheets, flanges and fittings, as well as high performance valves, actuation services and high-density polyethylene pipes and fittings for oil and gas, petrochemical, power, food and beverage, pulp and paper, mining, and marine industries; IPVF also serves pharmaceutical customers, industrial and mechanical contractors, fabricators, wholesale distributors, exporters and original equipment manufacturers.

•	Electrical—Supplies electrical products such as wire and cable, switch gear supplies, lighting and conduit to residential and commercial contractors.

Maintenance, Repair & Improvement—Our Maintenance, Repair & Improvement businesses serve customers in the Maintenance, Repair & Improvement market sector by meeting their continual demand for supplies needed to fix and upgrade facilities across multiple industries. This market sector is made up of the following businesses:

•	Facilities Maintenance—Supplies MRO products and upgrade and renovation services largely to the multifamily, healthcare, hospitality, and institutional markets.

•	Crown Bolt—A retail distribution operator, providing program and packaging solutions, sourcing, distribution, and in-store service, primarily serving The Home Depot, Inc.

•	Repair & Remodel—Offers light remodeling and construction supplies primarily to small remodeling contractors and trade professionals.

Specialty Construction—Our Specialty Construction businesses serve customers in the Specialty Construction market sector by meeting their very distinct, customized supply needs in commercial, residential and industrial applications. This market sector is made up of the following businesses:

•	White Cap—Distributes specialized hardware, tools and building materials to professional contractors.

•	Plumbing—Distributes plumbing fixtures, faucets and finishes, HVAC equipment, pipes, valves, fittings and water heaters, as well as related services, to residential and commercial contractors.

•

Creative Touch Interiors (“CTI”)—Offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for residential and commercial projects.

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

On-going relationship

We derive revenue from the sale of products to Home Depot. Revenue from these sales is recorded at an amount that approximates market but may not necessarily represent a price an unrelated third party would pay. In addition to sales, we purchase products from Home Depot. All purchases are at amounts that management believes an unrelated third party would pay.

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

Basis of presentation

The three months ended May 2, 2010 (“first quarter 2010”) and May 3, 2009 (“first quarter 2009”) both include thirteen weeks.

Consolidated results of operations

				% of Net Sales
	Three Months Ended		Percentage Increase (Decrease)	Three Months Ended		Basis Point Increase (Decrease)
	May 2, 2010	May 3, 2009		May 2, 2010	May 3, 2009
Net Sales	$1,811	$1,921	(5.7)	100.0%	100.0%
Gross Profit	502	512	(2.0)	27.7	26.7	100
Operating expenses:
Selling, general and administrative	424	430	(1.4)	23.4	22.4	100
Depreciation and amortization	94	98	(4.1)	5.2	5.1	10
Restructuring	5	9	(44.4)	0.3	0.5	(20)

Total operating expenses	523	537	(2.6)	28.9	28.0	90
Operating Income (Loss)	(21)	(25)	(16.0)	(1.2)	(1.3)	(10)
Interest expense	156	152	2.6	8.6	7.9	70
Other (income) expense, net	4	(198)	*	0.2	(10.3)	*

Income (Loss) Before Provision (Benefit) for Income Taxes	(181)	21	*	(10.0)	1.1	*
Provision (benefit) for income taxes	21	11	*	1.2	0.6	*

Net Income (Loss)	$(202)	$10	*	(11.2)	0.5	*

* Not meaningful

Highlights

Net sales in first quarter 2010 declined 5.7% compared to first quarter 2009, impacted by the continued weakening in the commercial construction market, partially offset by an improvement in the residential construction market. After a decline of 12.5% in 2009, driven largely by a 27.2% decline in new residential spending, total U.S. construction spending is expected to grow at a 5.4% compound annual growth rate from 2009 through 2013. This forecasted growth is attributed to a recovery in residential construction, beginning with a 4.2% increase in 2010 spending and a slower recovery in non-residential construction, beginning with a projected decline of 15.0% in 2010, but returning to growth in 2011 and beyond.

During first quarter 2010 we recorded $5 million of restructuring charges under the fiscal 2009 restructuring plan, which we initiated in the third quarter of fiscal 2009. We expect to record an additional $7 million under this plan during fiscal 2010. We continued to benefit from our ongoing corporate cost reduction efforts and branch closure and consolidation activities. As a result of our continued cost reduction and margin expansion efforts, our Operating loss declined by $4 million despite a reduction in Net sales of 5.7%. We continue to maintain strong liquidity, with $1.2 billion available as of May 2, 2010. In addition, during first quarter 2010 we extended the maturities of $2.6 billion of debt.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Net sales

Net sales decreased $110 million, or 5.7%, during first quarter 2010 as compared to first quarter 2009.

The decrease in Net sales in first quarter 2010 was driven by our Infrastructure & Energy and Specialty Construction market sectors, partially offset by a slight increase at our Maintenance, Repair & Improvement market sector. Volume declines as a result of the weakness in the residential construction market and the continued weakening in the commercial construction market were the primary causes of the decreases in Net sales. Partially offsetting these declines were positive impacts from efforts to gain new market share and approximately $16 million of positive impact from the Canadian exchange rate in first quarter 2010 as compared to first quarter 2009.

Gross profit

Gross profit decreased $10 million, or 2.0%, during first quarter 2010 as compared to first quarter 2009.

The decrease in gross profit was driven by our Infrastructure & Energy sector, which had a decline of $32 million in gross profit primarily due to volume declines as a result of the weakness in the residential construction market and the continued weakening in the commercial construction market and competitive pricing pressure.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 100 basis points to 27.7% in first quarter 2010 from 26.7% in first quarter 2009, due to improved product sourcing, product mix, and a shift in our business mix toward our higher margin Maintenance, Repair & Improvement sector.

Operating expenses

Operating expenses decreased $14 million, or 2.6%, during first quarter 2010 as compared to first quarter 2009. Selling, general and administrative expenses declined $6 million in first quarter 2010 as compared to first quarter 2009 primarily as a result of personnel reductions and other cost reduction initiatives at our Specialty Construction and Infrastructure & Energy sectors, partially offset by increases in variable expenses to support new sales growth initiatives at our Maintenance, Repair & Improvement sector.

Operating expenses as a percentage of Net sales increased approximately 90 basis points in first quarter 2010 as compared to first quarter 2009 primarily as a result of volume declines at our Infrastructure & Energy sector, which adversely affected the absorption of overhead costs, and an increase in variable expenses at our Maintenance, Repair & Improvement sector.

Operating income (loss)

Operating loss decreased $4 million, or 16.0%, during first quarter 2010 as compared to first quarter 2009 primarily as a result of an approximately 100 basis point improvement in gross margin and a decrease in operating expenses. Operating loss as a percentage of Net sales favorably declined approximately 10 basis points in first quarter 2010 as compared to first quarter 2009. This improvement was driven by our Maintenance, Repair & Improvement and Specialty Construction sectors, substantially offset by a decline in operating income as a percentage of Net sales at our Infrastructure & Energy sector.

Interest expense

Interest expense increased $4 million, or 2.6%, during first quarter 2010 as compared to first quarter 2009. The increase in interest expense is primarily due to an increase in variable interest rates, partially offset by a decline in average debt balances. The lower average debt balances in first quarter 2010 were primarily due to repayments on the ABL Credit Facility and Term Loan, partially offset by the interest capitalization on the 13.5% Senior Subordinated Notes.

Other (income) expense, net

In connection with the amendment of our debt agreements, we incurred financing fees of $34 million, of which approximately $3 million were charged to Other (income) expense, net in the Consolidated Statement of Operations in accordance with U.S. GAAP (Accounting Standards Codification (“ASC”) 470-50, Debt-

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Modifications and Extinguishments). The remaining $31 million was deferred and will be amortized to interest expense over the term of the amended agreements. In addition, in connection with the $30 million prepayment of non-extending Term Loans under the Senior Secured Credit Facility, we wrote-off the unamortized pro-rata portion of the THD Guarantee and the unamortized pro-rata portion of the deferred debt costs, resulting in a charge of $2 million, reflected in Other (income) expense, net in the Consolidated Statements of Operations. During first quarter 2010, we recognized a $2 million gain related to the valuation of our interest rate swaps.

During first quarter 2009, we repurchased $252 million principal amount, plus accrued interest of $15 million, of the 13.5% Senior Subordinated Notes due 2015 for $62 million. As a result, we recognized a $200 million pre-tax gain for the extinguishment of this portion of the 13.5% Senior Subordinated Notes, net of the write-off of unamortized deferred debt issuance costs.

Provision (benefit) for income taxes

The provision for income taxes from continuing operations in first quarter 2010 was $21 million compared to an $11 million provision in first quarter 2009. The effective rate for continuing operations for first quarter 2010 was a provision of 12.05%, driven by the impact of an $84 million increase in the valuation allowance on deferred tax assets. The effective rate for continuing operations for first quarter 2009 was a provision of 52.1%, reflecting $4 million of non-deductible discrete expenses in first quarter 2009.

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

Results of operations by market sector

Infrastructure & Energy

Dollars in millions	First Quarter 2010(1)	First Quarter 2009(1)	Increase (Decrease)
Net sales	$894.3	$996.8	(10.3)%
Operating income	$6.1	$26.2	(76.7)%
% of Net sales	0.7%	2.6%	(190	) bps

(1)	First quarter 2010 and first quarter 2009 represent the three months ended May 2, 2010 and May 3, 2009, respectively.

Net Sales

Net sales decreased $103 million, or 10.3%, during first quarter 2010 as compared to first quarter 2009.

The decline in Net sales in first quarter 2010 as compared to first quarter 2009 was primarily driven by IPVF, which had a decline of $48 million, or 24.6%. Utilities, Waterworks, and Electrical also experienced declines in Net sales during first quarter 2010 of $25 million, $19 million, and $13 million, respectively, as compared to first quarter 2009, representing declines of 9.7%, 4.3%, and 10.9% respectively. The decline at IPVF was driven by a reduction in large project work in the oil and gas industry during first quarter 2010 as compared to first quarter 2009. Net sales at IPVF were also negatively impacted during first quarter 2010 by pricing pressure due to decline in overall market demand. Utilities benefited in first quarter 2009 from customer maintenance and repair needs as a result of severe winter weather that was not repeated in first quarter 2010. Volume declines as a result of the continued economic weakness in the residential housing and commercial construction markets were the primary drivers for the declines in Net sales at Waterworks and Electrical and contributed to the decline in Net sales at Utilities. In addition, Electrical experienced positive impacts from fluctuating commodity prices, primarily copper and steel, while Waterworks was unable to pass along the impacts of fluctuating commodity prices, primarily polyvinyl chloride (“PVC”).

Operating income

Operating income decreased $20 million during first quarter 2010 as compared to first quarter 2009.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The operating income decrease in first quarter 2010 as compared to first quarter 2009 was primarily driven by IPVF, with a decline of $13 million. Waterworks and Utilities also had declines in operating income of $4 million each. These declines were slightly offset by an increase in operating income at Electrical of $1 million. The decline in operating income at IPVF was driven by volume declines and margin compression as a result of the decline in market demand. The operating income decline at Utilities was primarily due to storm-related volume in first quarter 2009 that was not repeated in first quarter 2010 and, to a lesser extent, volume declines associated with the continued economic weakness in the residential housing, municipal and commercial construction markets. The operating income decline at Waterworks was primarily due to volume declines related to the weakening of the residential and commercial construction markets. Partially offsetting these negative impacts was a decline in selling, general and administrative costs, primarily due to personnel reductions and other cost reduction efforts, at Waterworks, IPVF, and Electrical.

Operating income as a percentage of Net sales in first quarter 2010 declined approximately 190 basis points as compared to first quarter 2009. The decline was driven by gross margin declines at IPVF and Waterworks, and the reduction in sales outpacing the reduction in fixed costs, primarily at Utilities and IPVF.

Maintenance, Repair & Improvement

Dollars in millions	First Quarter 2010(1)	First Quarter 2009(1)	Increase (Decrease)
Net sales	$507.2	$489.8	3.6%
Operating income	$46.2	$37.5	23.2%
% of Net sales	9.1%	7.7%	140 bps

(1)	First quarter 2010 and first quarter 2009 represent the three months ended May 2, 2010 and May 3, 2009, respectively.

Net Sales

Net sales increased $17 million, or 3.6%, during first quarter 2010 as compared to first quarter 2009.

The increase in Net sales in first quarter 2010 as compared to first quarter 2009 was driven by Facilities Maintenance, which had an increase of $15 million, or 4.0%. Repair & Remodel also had an increase in Net sales during first quarter 2010 of $2 million, or 7.4%, as compared to first quarter 2009, while Crown Bolt’s Net sales were flat on a quarter-over-quarter comparison. The Net sales growth at Facilities Maintenance was driven by new initiatives in the hospitality, multi-family, and healthcare markets.

Operating income

Operating income increased $9 million during first quarter 2010 as compared to first quarter 2009.

Facilities Maintenance, Crown Bolt and Repair & Remodel all had increases in operating income in first quarter 2010 as compared to first quarter 2009. The increase was driven by sales initiatives, favorable product mix, lower depreciation and certain one-time costs incurred during first quarter 2009. These improvements were partially offset by increased selling, general and administrative costs related to software implementation, freight costs and other variable expenses.

Operating income as a percentage of Net sales in first quarter 2010 increased approximately 140 basis points as compared to first quarter 2009. The increase was driven by gross margin increases and a decrease in depreciation.

Specialty Construction

Dollars in millions	First Quarter 2010(1)	First Quarter 2009(1)	Increase (Decrease)
Net sales	$363.9	$397.3	(8.4)%
Operating loss	$(39.2)	$(52.0)	(24.6)%
% of Net sales	(10.8)%	(13.1)%	(230	) bps

(1)	First quarter 2010 and first quarter 2009 represent the three months ended May 2, 2010 and May 3, 2009, respectively.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Net Sales

Net sales decreased $33 million, or 8.4%, during first quarter 2010 as compared to first quarter 2009.

The decline in Net sales in first quarter 2010 as compared to first quarter 2009 was driven by White Cap and Plumbing with declines of $19 million and $15 million, respectively, which represent declines of 8.6% and 12.7%, respectively. These declines were offset by a slight increase in Net sales of $1 million, or 2.4%, at CTI. The continued weakening of the commercial construction market continued to have a negative impact on White Cap and Plumbing in first quarter 2010 as compared to first quarter 2009, while CTI had an increase in Net sales due to an improvement in residential construction volume. In addition, Net sales were negatively impacted by pricing compression due to aggressive competition in the market.

Operating loss

Operating loss decreased $13 million in first quarter 2010 as compared to first quarter 2009.

White Cap, CTI, and Plumbing had declines in operating loss of $6 million, $6 million, and $2 million, respectively. The decrease in operating loss was driven by an increase in gross profit due to product mix, and decreases in selling, general and administrative expenses at White Cap and Plumbing primarily due to personnel reductions and cost reduction initiatives begun during fiscal 2009. In addition, depreciation expense was slightly lower across the Specialty Construction sector.

Operating loss as a percentage of Net sales improved approximately 230 basis points in first quarter 2010 as compared to first quarter 2009 primarily due to improved gross margins across the sector and significant reductions in fixed costs at White Cap and Plumbing.

Liquidity and capital resources

Sources and uses of cash

As of May 2, 2010, we had $696 million in cash and cash equivalents and $474 million of available borrowings based on qualifying inventory and receivables, for a combined liquidity of approximately $1.2 billion. During first quarter 2010, cash inflow was primarily provided by cash receipts from operations including the cash receipt of an IRS refund of taxes previously paid of $220 million. We filed for and received this cash refund from the IRS as a result of recent tax legislation regarding net operating loss carry-back periods. These inflows were offset by cash used to meet the needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, and the payment of interest on debt. In addition, the Company paid $34 million in financing fees related to the amendment of our credit agreements and $114 million in debt repayments.

Given the recent volatility in the capital markets, the Company has invested approximately $470 million in U.S. Treasury securities to fund operations in the event that any of the financial institutions that have committed to fund the Company's Revolving Credit Facility or ABL Credit Facility are unable or unwilling to meet their commitments. We will continue to monitor the financial markets and evaluate the need to maintain invested cash balances. Our sources of funds, primarily from operations, cash on-hand, and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows.

Net cash provided by (used for):

Dollars in millions	First Quarter 2010(1)	First Quarter 2009(1)	Increase (Decrease)
Operating activities	$312	$(116)	$428
Investing activities	$(10)	$11	$(21)
Financing activities	$(148)	$(79)	$(69)

(1)	First quarter 2010 and first quarter 2009 represent the three months ended May 2, 2010 and May 3, 2009, respectively.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Working capital

Working capital decreased to $1,814 million as of May 2, 2010 from $2,056 million as of May 3, 2009. The decrease in working capital during first quarter 2010 as compared to first quarter 2009 was driven by a decrease in accounts receivable and inventory. We continue to focus on asset management initiatives that are intended to improve our working capital efficiency in the future.

Operating activities

Cash flow from operating activities in first quarter 2010 was $312 million compared with $(116) million in first quarter 2009. This increase was primarily due to the receipt of an IRS refund in first quarter 2010 of $220 million and the timing of payments for the purchase of inventory.

Investing activities

During first quarter 2010, cash used in investing activities was $10 million, driven by $11 million of capital expenditures. During first quarter 2009, cash provided by investing activities was $11 million, primarily driven by the receipt of $22 million for the final working capital adjustment on the Transaction, offset by $15 million of capital expenditures.

Financing activities

During first quarter 2010, cash used in financing activities was $148 million, due to debt repayments of $114 million, including the prepayment on the Term Loan of $30 million, and $34 million in financing fees related to the amendment of our credit agreements. During first quarter 2009, cash used in financing activities was $79 million, as a result of debt repayments, including the repurchase of $252 million principal amount, plus accrued interest of $15 million, of the 13.5% Senior Subordinated Notes for $62 million.

External Financing

As of May 2, 2010, we have an aggregate principal amount of $5.8 billion of outstanding debt and $658 million of available borrowings under our ABL Credit Facility (after giving effect to the borrowing base limitations and approximately $66 million in letters of credit issued and including $183 million of borrowings available on qualifying cash balances).

Senior Secured Credit Facility

The Company maintains a $1.3 billion senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a $1 billion original principal term loan (the “Term Loan”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). On March 19, 2010, the Company entered into Amendment No. 3 (the “Cash Flow Amendment”) to its Senior Secured Credit Facility, dated as of August 30, 2007, by and among the Company, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and the other lenders and financial institutions from time to time party thereto. The Cash Flow Amendment extended the maturity date from August 30, 2012 to April 1, 2014 of approximately $874 million in principal amount of outstanding Term Loans under the Senior Secured Credit Facility. THD, which guarantees payment of the Term Loans under the Senior Secured Credit Facility (“THD Guarantee”), consented to the Cash Flow Amendment. Concurrently, THD and the Company entered into an agreement pursuant to which THD consented to any later amendment to the Senior Secured Credit Facility, as amended, (similar in form and substance to the Cash Flow Amendment) that would extend the maturity of the remaining approximately $104 million of outstanding Term Loans to a date that is not later than the maturity date in effect from time to time under the Cash Flow Amendment. In addition, the Company entered into a letter agreement with THD, pursuant to which the Company agreed that, while the THD Guarantee is outstanding, the Company would not voluntarily repurchase 12.0% Senior Notes or any 13.5% Senior Subordinated Notes, directly or indirectly, without THD’s prior written consent, subject to certain exceptions, including debt repurchases with equity or permitted refinancings. The Company also agreed to prepay $30 million in aggregate principal amount of non-extending Term Loans under the Senior Secured Credit Facility. This prepayment was completed during first quarter 2010. The maturity date of the extended outstanding Term Loans may be further extended to a date not later than June 1, 2014, without further consent by the lenders, if THD provides a notice electing to extend its guarantee of the Term Loans to such later date.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

However, THD is under no obligation to provide such notice or make such election to further extend its guarantee, and the Company cannot provide any assurance that THD will provide such notice or make such election or on what terms it might do so. The remaining outstanding non-extended Term Loans will mature on the original maturity date of such loans, i.e. August 30, 2012. All Terms Loans outstanding under the Senior Secured Credit Facility, as amended, amortize in nominal quarterly installments equal to 0.25% of the original aggregate principal amount of the Term Loans. The Cash Flow Amendment also increased the borrowing margins applicable to the extended portion of the Term Loans by 150 basis points. The remaining non-extended Term Loans continue to bear interest at Prime plus 0.25% or LIBOR plus 1.25% at the Company’s election.

As of May 2, 2010, the Term Loan balance was $945 million, comprised of $74 million due August 30, 2012 at an interest rate of 1.54% and $871 million due April 1, 2014 at an interest rate of 3.05%. As of May 2, 2010, the Company had an outstanding balance of $300 million, at an interest rate of 4.26%, and no outstanding Letters of Credit under the Revolving Credit Facility.

ABL Credit Facility

The Company maintains a $2.1 billion asset based lending credit agreement (the “ABL Credit Facility”) subject to borrowing base limitations. On March 19, 2010, the Company also entered into the Limited Consent and Amendment No. 3 (the “ABL Amendment”) to its ABL Credit Facility, dated as of August 30, 2007, by and among the Company, certain subsidiaries of the Company, GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent and collateral agent, GE Canada Finance Holding Company, as Canadian administrative agent and Canadian collateral agent, and the several lenders and financial institutions from time to time parties thereto. Pursuant to the ABL Amendment, the Company (i) converted approximately $214 million of commitments under the ABL Credit Facility into a term loan (the “ABL Term Loan”), (ii) extended the maturity date of approximately $1,537 million of the commitments under the ABL Credit Facility (“ABL Revolving Credit Facility”) from August 30, 2012 to the later of April 1, 2014 and the maturity date of the extended term loans under the Cash Flow Amendment, and (iii) reduced the total commitments under the ABL Credit Facility by approximately $45 million. The ABL Term Loan does not amortize and the entire principal amount thereof is due and payable on the later of April 1, 2014 and the maturity date of the extended Term Loans under the Senior Secured Credit Facility, as amended. The remaining approximately $304 million of commitments under the ABL Credit Facility matures on the original maturity date of such commitments, i.e. August 30, 2012. In addition, the ABL Amendment provided for a borrowing rate of Prime plus 2.25% or LIBOR plus 3.25% per annum applicable to the ABL Term Loan and increased the borrowing margins applicable to the extended portions of the ABL Revolving Credit Facility by 175 basis points and the commitment fee applicable to such portion by 50 basis points. The non-extended ABL Revolving Credit Facility continues to bear interest at Prime plus 0.5% or LIBOR plus 1.5% per annum at the Company’s election.

As of May 2, 2010, the ABL Credit Facility had an outstanding balance of $514 million, comprised of $214 million under the ABL Term Loan due April 2, 2014 and $48 million and $252 million under the ABL Revolving Credit Facility due August 30, 2012 and April 1, 2014, respectively. As of May 2, 2010, the ABL Term Loan bears a weighted-average interest rate of 3.66% and the amounts outstanding under the ABL Revolving Credit Facility due August 30 2012 and April 1, 2014 bear interest rates of 1.76% and 3.51%, respectively. As of May 2, 2010, the Company had available borrowings under the ABL Credit Facility of $658 million, after giving effect to the borrowing base limitations and letters of credit issued and including $183 million of borrowings available on qualifying cash balances. The Company can use up to $400 million of its available borrowing under the ABL Credit Facility for Letters of Credit which are charged a fee of 1.5% per annum. As of May 2, 2010, there were $66 million of Letters of Credit outstanding under the ABL Credit Facility.

Lehman Brothers and Woodlands Commercial Bank

Lehman Brothers Special Financing Inc. and Lehman Commercial Paper, Inc. (together “Lehman Brothers”) is committed to fund up to $95 million of the unextended portion of the Company’s $2.1 billion ABL Credit Facility, maturing August 30, 2012, and Woodlands Commercial Bank (“Woodlands,” f/k/a Lehman Commercial Bank, an affiliate of Lehman Brothers) is committed to fund $100 million of the Company’s $300 million available Revolving Credit Facility. On September 15, 2008, Lehman Brothers filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (“Lehman’s

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

bankruptcy”). Subsequent to Lehman’s bankruptcy, the Company drew down on a portion of the ABL Credit Facility and the entire $300 million Revolving Credit Facility. Lehman Brothers failed to fund their portion of the ABL Credit Facility commitment, but Woodlands funded their $100 million Revolving Credit Facility commitment.

As of May 2, 2010, outstanding borrowings under the ABL Credit Facility from Lehman Brothers are approximately $10 million. In addition, the Administrative Agent of the ABL Credit Facility holds $19 million in escrow funds, which are available to honor Lehman Brother’s pro rata portion of any ABL Credit Facility draw. The combined available unfunded commitment from Lehman Brothers as of May 2, 2010 (prior to the ABL Credit Facility borrowing base limitations) was approximately $66 million. As of May 2, 2010, outstanding borrowings under the Revolving Credit Facility from Woodlands are $100 million.

12.0% Senior Notes and 13.5% Senior Subordinated Notes

The Company issued $2.5 billion of Senior Notes bearing interest at a rate of 12.0% (the “12.0% Senior Notes”). Interest payments are due each March and September 1st through maturity.

The Company issued $1.3 billion of Senior Subordinated PIK Notes bearing interest at a rate of 13.5% (the “13.5% Senior Subordinated Notes”). Interest payments are due each March and September 1st through maturity except that the first eight payment periods through September 2011 must be paid in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than being paid in cash. During first quarter 2009, the Company repurchased $252 million principal amount, plus accrued interest of $15 million, of the 13.5% Senior Subordinated Notes. As a result of PIK interest capitalizations and the extinguishment of a portion of the principal, as of May 2, 2010, the outstanding principal balance of the 13.5% Senior Subordinated Notes was $1.5 billion.

Debt covenants

The Company’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. The Company is in compliance with all such covenants.

Rating agency actions

During the first quarter of fiscal 2010, Moody’s Investors Service (“Moody’s”) downgraded the Company’s rating to Caa2, with a negative outlook, from Caa1, with a stable outlook. In addition, the Company’s speculative grade liquidity rating was lowered to SGL-3 from SGL-2. While Moody’s acknowledged the Company’s efforts to address its cost structure and improve working capital management, the downgrade reflects general economic conditions and Moody’s view of a gradual recovery in the markets in which we participate.

Contractual obligations

There have been no material changes outside the ordinary course of business in the Company’s contractual obligations, including FIN 48 liabilities, from those reported in the Company’s annual report on Form 10-K for the year ended January 31, 2010.

Critical accounting policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended January 31, 2010.

New accounting guidance

Multiple-deliverable revenue arrangements – In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). This ASU addresses how to separate deliverables under multiple-deliverable

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

arrangements and how to measure and allocate arrangement consideration to one or more units of accounting. In addition, ASU 2009-13 expands the disclosures related to a company’s multiple-deliverable revenue arrangements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The impact on the Company of adopting ASU 2009-13 will depend on the nature, terms and size of multiple-deliverable revenue arrangements entered into or materially modified after the effective date. The Company does not expect the adoption of ASU 2009-13 to have a material impact on the Company’s financial position or results of operations.

Fair value measurements – In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The Company adopted the provisions of this new standard on February 1, 2010. The adoption did not have an impact on the consolidated financial statements or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices. To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. There have been no material changes in our market risk exposures as compared to those discussed in our annual report on Form 10-K for the year ended January  31, 2010.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

HD Supply is involved in litigation from time to time in the ordinary course of business. In management’s opinion, none of the proceedings are material in relation to the consolidated operations, cash flows, or financial position of HD Supply and the Company has adequate reserves to cover its estimated probable loss exposure.

Item 1A. Risk Factors

We discuss in our annual report on Form 10-K for the year ended January 31, 2010, various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our annual report on Form 10-K was filed. There have been no material changes to the risk factors disclosed in our annual report on Form 10-K. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report together with those previously disclosed in the annual report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-looking statements and information” in this report.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the U.S. Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

10.1	Letter of Employment, dated as of April 14, 2010, by and between HD Supply, Inc. and Ronald J. Domanico

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

June 11, 2010	By:	/s/ JOSEPH J. DEANGELO
(Date)		Joseph J. DeAngelo
President and Chief Executive Officer

/s/ RONALD J. DOMANICO
Ronald J. Domanico
Senior Vice President and Chief Financial Officer