Form 10-Q
period 2010-08-01
HD SUPPLY, INC.
filed 2010-09-13
CIK 1465264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2010

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

As of September 10, 2010 there were 1,000 shares of common stock of HD Supply, Inc. outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in millions, unaudited

	Three Months Ended		Six Months Ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009

Net Sales	$ 1,974	$ 1,973	$ 3,785	$ 3,894
Cost of sales	1,427	1,430	2,736	2,839

Gross Profit	547	543	1,049	1,055
Operating expenses:
Selling, general and administrative	425	427	849	857
Depreciation and amortization	93	95	187	193
Restructuring	3	2	8	11

Total operating expenses	521	524	1,044	1,061

Operating Income (Loss)	26	19	5	(6)

Interest expense	155	149	311	301
Other (income) expense, net	(3)	(4)	1	(202)

Income (Loss) Before Provision (Benefit) for Income Taxes	(126)	(126)	(307)	(105)
Provision (benefit) for income taxes	(11)	(37)	10	(26)

Net Income (Loss)	$ (115)	$ (89)	$ (317)	$ (79)

The accompanying notes are an integral part of these financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share data, unaudited

	August 1, 2010	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$325	$539
Receivables, less allowance for doubtful accounts of $46 and $53	1,031	846
Inventories	1,097	1,018
Deferred tax asset	148	169
Other current assets	62	230

Total current assets	2,663	2,802

Property and equipment, net	415	453
Goodwill	3,150	3,149
Intangible assets, net	1,122	1,253
Other assets	201	188

Total assets	$7,551	$7,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$841	$484
Accrued compensation and benefits	85	84
Current installments of long-term debt	10	10
Other accrued expenses	305	299

Total current liabilities	1,241	877

Long-term debt, excluding current installments	5,343	5,765
Deferred tax liabilities	181	203
Other liabilities	400	312

Total liabilities	7,165	7,157

Stockholders’ equity:
Common stock, par value $0.01; authorized 1,000 shares; issued 1,000 shares at August 1, 2010 and January 31, 2010	–	–
Paid-in capital	2,652	2,643
Accumulated deficit	(2,261)	(1,944)
Accumulated other comprehensive loss	(5)	(11)

Total stockholders’ equity	386	688

Total liabilities and stockholders’ equity	$7,551	$7,845

The accompanying notes are an integral part of these financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	August 1, 2010	August 2, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (317)	$ (79)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	188	196
Provision for uncollectibles	7	8
Non-cash interest expense	126	117
Stock-based compensation expense	8	9
Deferred income taxes	7	(26)
Unrealized derivative (gain) loss	(3)	(5)
Loss (gain) on extinguishment of debt	2	(200)
Other	5	2
Changes in assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in receivables	(191)	36
(Increase) decrease in inventories	(66)	56
(Increase) decrease in other current assets	226	141
Increase (decrease) in accounts payable and accrued liabilities	358	(97)
Increase (decrease) in other long-term liabilities	5	4

Net cash provided by (used in) operating activities	355	162

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22)	(26)
Refunds (payments) for businesses acquired, net	–	6
Proceeds from sales of property and equipment	1	3
Proceeds from sale of a business	–	3

Net cash provided by (used in) investing activities	(21)	(14)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution	1	–
Repayments of long-term debt	(35)	(67)
Borrowings on long-term revolver debt	–	5
Repayments on long-term revolver debt	(482)	(153)
Debt modification costs	(34)	–

Net cash provided by (used in) financing activities	(550)	(215)

Increase (decrease) in cash and cash equivalents	$ (216)	$ (67)
Effect of exchange rates on cash and cash equivalents	2	3
Cash and cash equivalents at beginning of period	539	771

Cash and cash equivalents at end of period	$ 325	$ 707

The accompanying notes are an integral part of these financial statements.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission that permit reduced disclosure for interim periods. The consolidated balance sheet as of January 31, 2010 was derived from audited financial statements, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal years ending January 30, 2011 (“fiscal 2010”) and January 31, 2010 (“fiscal 2009”) both include 52 weeks. The three months ended August 1, 2010 and August 2, 2009 both include 13 weeks and the six months ended August 1, 2010 and August 2, 2009 both include 26 weeks.

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

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile, workers’ compensation, and is self-insured for medical claims and certain

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At both August 1, 2010 and January 31, 2010, self-insurance reserves totaled $105 million.

NOTE 2 – ACQUISITIONS

On June 1, 2009, HD Supply acquired substantially all of the assets of ORCO Construction Supply, a former competitor of the White Cap business, out of bankruptcy, for approximately $16 million. The total estimated fair value of the net assets acquired, net of liabilities assumed, at the date of the acquisition was $18 million, resulting in a $2 million bargain purchase gain, which is included in Other (income) expense, net in the Consolidated Statements of Operations. This acquisition was accounted for under the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, and, accordingly, its results of operations have been consolidated in HD Supply’s financial statements since the date of acquisition.

NOTE 3 – RELATED PARTIES

On August 30, 2007, investment funds associated with Clayton, Dubilier & Rice, Inc., The Carlyle Group and Bain Capital Partners, LLC (collectively the “Equity Sponsors”) formed HDS Investment Holding, Inc. (“HDS Holding”) and entered into a stock purchase agreement with The Home Depot, Inc. (“Home Depot” or “THD”) pursuant to which Home Depot agreed to sell to HDS Holding or to a wholly owned subsidiary of HDS Holding certain intellectual property and all the outstanding common stock of HD Supply, Inc. and the Canadian subsidiary CND Holdings, Inc. (collectively “HD Supply”). On August 30, 2007, through a series of transactions, HDS Holding’s direct wholly owned subsidiary, HDS Holding Corporation, acquired direct control of HD Supply through the merger of its wholly owned subsidiary, HDS Acquisition Corp., with and into HD Supply (the “Company”). Through these transactions (the ”Transactions”), Home Depot was paid cash of $8.2 billion and 12.5% of HDS Holding's common stock worth $325 million for certain intellectual property and all of the outstanding common stock of HD Supply, Inc. and CND Holdings, Inc. including all dividends and interest payable associated with those shares. During the first quarter of fiscal 2009, the Company received $22 million from Home Depot for the working capital adjustment and settlement of other items finalizing the purchase price of the Transactions.

Home Depot

HD Supply derived revenue from the sale of products to Home Depot of $73 million and $147 million in the three and six months ended August 1, 2010, respectively, and $83 million and $158 million in the three and six months ended August 2, 2009, respectively. The revenue was recorded at an amount that generally approximates fair value, but may not necessarily represent a price an unrelated third party would pay. Accounts receivable from the sale of products to Home Depot were $32 million and $27 million at August 1, 2010 and January 31, 2010, respectively, and are included within Receivables in the Consolidated Balance Sheets.

Equity Sponsors

In conjunction with the closing of the Transactions, the Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee (“Sponsor Management Fee”) and related expenses. The three and six months ended August 1, 2010 include $2 million and $3 million, respectively, in Sponsor Management Fees and related expenses. The three and six months ended August 2, 2009 include $1 million and $3 million, respectively, in Sponsor Management Fees and related expenses. These charges are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Management of the Company has been informed that, as of August 1, 2010, affiliates of certain of the Equity Sponsors beneficially owned approximately $833 million aggregate principal amount, or 33%, of the Company’s 12.0% Senior Notes due 2014 and $586 million aggregate principal amount, or 39%, of the Company’s 13.5% Senior Subordinated Notes due 2015.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other related parties

HD Supply purchased products and services from affiliates of the Equity Sponsors for approximately $20 million and $33 million in the three and six months ended August 1, 2010, respectively, and $25 million and $35 million in the three and six months ended August 2, 2009, respectively. In addition, HD Supply sold product to affiliates of the Equity Sponsors for approximately $1 million in both the three and six months ended August 1, 2010 and $1 million and $2 million in the three and six months ended August 2, 2009, respectively. Management believes these transactions were conducted at prices an unrelated third party would pay.

NOTE 4 – DEBT

Long-term debt as of August 1, 2010 and January 31, 2010 consisted of the following (amounts in millions):

	August 1, 2010	January 31, 2010
Term Loan due August 30, 2012	$ 74	$ 978
Term Loan due April 1, 2014	869	–
Revolving Credit Facility due August 30, 2013	200	300
ABL Revolving Credit Facility due August 30, 2012	–	596
ABL Term Loan due April 1, 2014	214	–
12.0% Senior Notes due September 1, 2014	2,500	2,500
13.5% Senior Subordinated Notes due September 1, 2015	1,496	1,401

Total long-term debt	5,353	5,775
Less current installments	(10)	(10)

Long-term debt, excluding current installments	$ 5,343	$ 5,765

Credit Agreement Amendments and The Home Depot, Inc. Consent

The Company maintains a $1.3 billion senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a $1.0 billion original principal term loan (the “Term Loan”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). On March 19, 2010, the Company entered into Amendment No. 3 (the “Cash Flow Amendment”) to its Senior Secured Credit Facility, dated as of August 30, 2007, by and among the Company, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and the other lenders and financial institutions from time to time party thereto. The Cash Flow Amendment extended the maturity date from August 30, 2012 to April 1, 2014 of approximately $874 million in principal amount of outstanding Term Loans under the Senior Secured Credit Facility. THD, which guarantees payment of the Term Loans under the Senior Secured Credit Facility (“THD Guarantee”), consented to the Cash Flow Amendment. Concurrently, THD and the Company entered into an agreement pursuant to which THD consented to any later amendment to the Senior Secured Credit Facility, as amended, (similar in form and substance to the Cash Flow Amendment) that would extend the maturity of the remaining approximately $104 million of outstanding Term Loans to a date that is not later than the maturity date in effect from time to time under the Cash Flow Amendment. In addition, the Company entered into a letter agreement with THD, pursuant to which the Company agreed that, while the THD Guarantee is outstanding, the Company would not voluntarily repurchase any 12.0% Senior Notes or 13.5% Senior Subordinated Notes, directly or indirectly, without THD’s prior written consent, subject to certain exceptions, including debt repurchases with equity or permitted refinancings. The Company also agreed to prepay $30 million in aggregate principal amount of non-extending Term Loans under the Senior Secured Credit Facility. This prepayment was completed during the first quarter of fiscal 2010. The maturity date of the extended outstanding Term Loans may be further extended to a date not later than June 1, 2014, without further consent by the lenders, if THD provides a notice electing to extend its guarantee of the Term Loans to such later date. However, THD is under no obligation to provide such notice or make such election to further extend its guarantee, and the Company cannot provide any assurance that THD will provide such notice or make such election or on what terms it might do so. The remaining outstanding non-extended Term Loans will mature on the original maturity date of such loans, i.e. August 30, 2012. All Terms Loans outstanding under the Senior Secured Credit Facility, as amended, amortize in nominal quarterly installments equal to 0.25% of the original

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

aggregate principal amount of the Term Loans. The Cash Flow Amendment also increased the borrowing margins applicable to the extended portion of the Term Loans by 150 basis points. The remaining non-extended Term Loans continue to bear interest at Prime plus 0.25% or LIBOR plus 1.25% at the Company’s election. As of August 1, 2010, amounts outstanding under the Term Loan due August 30, 2012 and April 1, 2014 bear interest rates of 1.78% and 3.28%, respectively, and amounts outstanding under the Revolving Credit Facility bear an interest rate of 4.33%.

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

In connection with the $30 million prepayment of non-extending Term Loans under the Senior Secured Credit Facility, the Company wrote-off the unamortized pro-rata portion of the THD Guarantee and the unamortized pro-rata portion of deferred debt costs, resulting in a pre-tax charge of $2 million in the first quarter of fiscal 2010. This charge is reflected in Other (income) expense, net in the Consolidated Statements of Operations.

The Company maintains a $2.1 billion asset based lending credit agreement (the “ABL Credit Facility”) subject to borrowing base limitations. On March 19, 2010, the Company also entered into the Limited Consent and Amendment No. 3 (the “ABL Amendment”) to its ABL Credit Facility, dated as of August 30, 2007, by and among the Company, certain subsidiaries of the Company, GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent and collateral agent, GE Canada Finance Holding Company, as Canadian administrative agent and Canadian collateral agent, and the several lenders and financial institutions from time to time parties thereto. Pursuant to the ABL Amendment, the Company (i) converted approximately $214 million of commitments under the ABL Credit Facility into a term loan (the “ABL Term Loan”), (ii) extended the maturity date of approximately $1,537 million of the commitments under the ABL Credit Facility (the “ABL Revolving Credit Facility”) from August 30, 2012 to the later of April 1, 2014 and the maturity date of the extended term loans under the Cash Flow Amendment, and (iii) reduced the total commitments under the ABL Credit Facility by approximately $45 million. The ABL Term Loan does not amortize and the entire principal amount thereof is due and payable on the later of April 1, 2014 and the maturity date of the extended Term Loans under the Senior Secured Credit Facility, as amended. The remaining approximately $304 million of commitments under the ABL Credit Facility matures on the original maturity date of such commitments, i.e. August 30, 2012. In addition, the ABL Amendment provided for a borrowing rate of Prime plus 2.25% or LIBOR plus 3.25% per annum applicable to the ABL Term Loan and increased the borrowing margins applicable to the extended portion of the ABL Revolving Credit Facility by 175 basis points and the commitment fee applicable to such portion by 50 basis points. The non-extended ABL Revolving Credit Facility continues to bear interest at Prime plus 0.5% or LIBOR plus 1.5% per annum at the Company’s election. As of August 1, 2010, the ABL Term Loan bears an interest rate of 3.66%. As of August 1, 2010, there are no amounts drawn against the ABL Revolving Credit Facility and $73 million of Letters of Credit outstanding under the ABL Credit Facility.

In connection with the Cash Flow Amendment and ABL Amendment, the Company incurred financing fees of approximately $34 million, of which approximately $31 million were deferred and will be amortized into interest expense over the term of the amended facilities in accordance with U.S. GAAP for debt modifications (ASC 470-50, Debt-Modifications and Extinguishments). The non-deferred financing fees are reported in Other (income) expense, net in the Consolidated Statements of Operations.

Lehman Brothers and Woodlands Commercial Bank

Lehman Brothers Special Financing Inc. and Lehman Commercial Paper, Inc. (together “Lehman Brothers”) is committed to fund up to $95 million of the non-extended portion of the Company’s $2.1 billion ABL Credit Facility, maturing August 30, 2012, and Woodlands Commercial Bank (“Woodlands,” f/k/a Lehman Commercial

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of August 1, 2010, there were no outstanding borrowings under the ABL Credit Facility from Lehman Brothers. The Administrative Agent of the ABL Credit Facility holds $29 million in escrow funds, which are available to honor Lehman Brothers’ pro rata portion of any ABL Credit Facility draw. The combined available unfunded commitment from Lehman Brothers as of August 1, 2010 (without taking into consideration the ABL Credit Facility borrowing base limitations) was approximately $66 million. As of August 1, 2010, outstanding borrowings under the Revolving Credit Facility from Woodlands were $67 million.

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

NOTE 5 – DERIVATIVE INSTRUMENTS

The Company maintains interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. At execution, the swaps were designated as hedging the exposure to variable cash flows of a forecasted transaction, whereby the Company pays fixed interest and receives variable interest, effectively converting $400 million of floating-rate debt to fixed rate debt. A subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”) is the original counterparty to these interest rate swap agreements. During September 2008, the expected and ultimate filing of bankruptcy by Lehman caused HD Supply to review the counterparty risk associated with these interest rate swaps. As a result of the review, the Company concluded on September 12, 2008 (the “date of de-designation”), that the ability of the counterparty to meet its obligations under the swap agreements was remote. Therefore, on September 12, 2008, HD Supply removed the designation of the swaps as cash flow hedges, discontinued hedge accounting and now considers these swaps economic hedges on an on-going basis.

On the date of de-designation, the aggregate fair value of the swaps was a liability of $6 million. In accordance with the derivatives and hedging principles of U.S. GAAP (ASC 815, Derivatives and Hedging), the net loss was retained in accumulated other comprehensive income (loss) (“OCI”) and is being reclassified into earnings in the same periods in which the original hedged forecasted transactions affect earnings. The Company expects to reclassify the remaining $1 million in unrealized losses from OCI into Interest expense during the next six months. Changes in the fair value of the swaps following the date of de-designation are recognized currently in earnings.

As of August 1, 2010 and January 31, 2010, the aggregate fair value of the swaps was a liability of $4 million and $7 million, respectively. During fiscal 2009, the swaps had a weighted average combined notional value of $400 million, of which $200 million expired in January 2010. The remaining swaps have a $200 million combined notional value and expire in January 2011. On June 16, 2009, Lehman assigned the counterparty position on the two interest rate swaps maturing in January 2011 to Wells Fargo Foothill, LLC.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the location and amounts of the fair values and gains or losses related to derivatives included in HD Supply’s financial statements as of August 1, 2010 and January 31, 2010 and for the three and six months ended August 1, 2010 and August 2, 2009 (amounts in millions):

As of
	Location of fair value in balance sheet	August 1, 2010	January 31, 2010
Interest rate swaps	Other accrued expenses	$ 4	$ 7

		Three Months Ended		Six Months Ended
	Location of gain (loss) in statement of operations	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Interest rate swaps
Changes in fair value	Other income (expense), net	$ 1	$ 2	$ 3	$ 5
Amortization of net loss remaining in OCI at de-designation	Interest (expense)	(1)	(1)	(1)	(2)
Settlements	Interest (expense)	(2)	(4)	(4)	(7)

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis at August 1, 2010 and January 31, 2010, were as follows (amounts in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At August 1, 2010:
Cash Equivalents	$ 139	$ –	$ –	$ 139
Interest Rate Swap Contracts	–	(4)	–	(4)
At January 31, 2010:
Cash Equivalents	$ 322	$ –	$ –	$ 322
Interest Rate Swap Contracts	–	(7)	–	(7)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments that are not reflected at fair value on the balance sheet were as follows as of August 1, 2010 and January 31, 2010 (amounts in millions):

	As of August 1, 2010		As of January 31, 2010
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Term Loan due August 30, 2012	$ 74	$ 72	$ 978	$ 929
Term Loan due April 1, 2014	869	869	–	–
Revolving Credit Facility due August 30, 2013	200	200	300	246
ABL Revolving Credit Facility due August 30, 2012	–	–	596	515
ABL Term Loan due April 1, 2014	214	203	–	–
12.0% Senior Notes due September 1, 2014	2,500	2,000	2,500	1,775
13.5% Senior Subordinated Notes due September 1, 2015	1,496	898	1,401	715

Total	$ 5,353	$ 4,242	$ 5,775	$ 4,180

(1) These amounts do not include accrued interest; accrued interest is classified as Other accrued expenses in the accompanying Consolidated Balance Sheets.

The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt.

The Term Loan is guaranteed by Home Depot. Based on a review of the fair value of debt issued by companies with similar credit ratings as Home Depot, Management estimates that as of August 1, 2010 the fair value of the Term Loan due August 30, 2012 is approximately 96-99% of the principal value, or $72 million, and the Term Loan due April 1, 2014 is approximately 99-101% of principal, or $869 million. Management estimated the fair value of the Term Loan due August 30, 2012 to be 93-97% of the principal value, or $929 million as of January 31, 2010.

Based on the repayment subsequent to August 1, 2010 of the current draw on the Revolving Credit Facility, Management believes that the fair value of the Revolving Credit Facility approximates book value.

The Company’s fair value estimates for the ABL Credit Facility, 12.0% Senior Notes, and 13.5% Senior Subordinated Notes were based on recent similar credit facilities initiated by companies with like credit quality in similar industries, quoted prices for similar instruments, and inquiries with certain investment communities. Based on this data, Management estimates that as of August 1, 2010, the fair value of the ABL Term Loan due April 1, 2014 is approximately 90-100% of the principal value, or $203 million, the fair value of the 12.0% Senior Notes is approximately 70-90% of the principal value, or $2,000 million, and the fair value of the 13.5% Senior Subordinated Notes is approximately 50-70% of principal value, or $898 million. As of August 1, 2010, there were no amounts outstanding under the ABL Revolving Credit Facility. Management estimated that as of January 31, 2010, the fair value of the Revolving Credit Facility was approximately 77-87% of the principal value, or $246 million, the fair value of the ABL Credit Facility was approximately 83-90% of the principal value, or $515 million, the fair value of the 12.0% Senior Notes was approximately 60-82% of the principal value, or $1,775 million, and the fair value of the 13.5% Senior Subordinated Notes was approximately 40-62% of principal value, or $715 million.

NOTE 7 – INCOME TAXES

As of August 1, 2010, HD Supply’s combined federal, state and foreign effective tax rate for continuing operations for the fiscal year ending January 30, 2011 is a 3.2% provision, reflecting the impact of a $117 million increase in the valuation allowance on deferred tax assets. HD Supply’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other charges, as well as discrete events, such as settlements of audits. The Company is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s unrecognized tax benefits at January 31, 2010 in accordance with the income taxes principles of U.S. GAAP (ASC 740, Income Taxes) were $190 million. During the three months ended August 1, 2010, the balance for unrecognized tax benefits decreased $3 million as a result of gross decreases for tax positions in a prior period. During the six months ended August 1, 2010, the balance for unrecognized tax benefits remained unchanged as a result of gross increases for tax positions in a prior period of $3 million, offset by gross decreases for tax positions in a prior period of $3 million. The Company’s ending balance at August 1, 2010 for unrecognized tax benefits was $190 million. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits at August 1, 2010 and January 31, 2010 was $15 million and $12 million, respectively.

Management regularly assesses the realization of the Company’s net deferred tax assets and the need for any valuation allowance. This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. HD Supply has deferred tax assets for net operating losses of $193 million as of August 1, 2010, prior to any valuation allowance or reclassification required pursuant to the income taxes principles of U.S. GAAP, for federal and state jurisdictions which expire between 2012 and 2029. A valuation allowance of $126 million was provided for as of August 1, 2010 for certain federal and state net operating losses for which it is not “more likely than not” that the Company will be able to fully realize the related deferred tax asset. Management believes that it is reasonably possible that a material adjustment of the valuation allowance could occur within one year.

During the first quarter of fiscal 2010, the Company designated the undistributed earnings of certain of its foreign operations as not permanently reinvested and, as a result, during the six months ended August 1, 2010, recorded a deferred tax liability of approximately $1 million. In general, to the extent the Company’s financial reporting book basis over tax basis of a foreign subsidiary exceeds the cash available for repatriation, deferred taxes have not been provided, as they are essentially permanent in duration.

NOTE 8 – STOCK-BASED COMPENSATION

HDS Holding established an Incentive Stock Plan (the “HDS Plan”) for associates of HD Supply, a wholly-owned subsidiary. The HDS Plan provides for the award of non-qualified stock options and deferred share units of the common stock of HDS Holding. HDS Holding will issue new shares of common stock to satisfy any options exercised.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 1,000 shares of common stock, par value $0.01 per share. As of August 1, 2010 and January 31, 2010, 1,000 shares were issued and outstanding.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of the following components (amounts in millions):

	August 1, 2010	January 31, 2010
Cumulative foreign currency translation adjustment, net	$ (4)	$ (10)
Unrealized losses on derivatives, net	(1)	(1)

Total accumulated other comprehensive income (loss)	$ (5)	$ (11)

Total Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of the following components (amounts in millions):

	Three Months Ended		Six Months Ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009

Net income (loss)	$ (115)	$ (89)	$ (317)	$ (79)
Other comprehensive income (loss):
Unrealized losses on derivatives, net of tax of $1, $-, $1, and $1	–	–	–	1
Foreign currency translation adjustment	(2)	14	6	18

Total comprehensive income (loss)	$ (117)	$ (75)	$ (311)	$ (60)

NOTE 10 – SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Other Accrued Expenses

Other accrued expenses as of August 1, 2010 and January 31, 2010 consisted of the following (amounts in millions):

	August 1, 2010	January 31, 2010
Accrued interest	$ 132	$ 129
Accrued non-income taxes	42	28
Branch closure & consolidation reserves	25	30
Other	106	112

Total other accrued expenses	$ 305	$ 299

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Significant Non-Cash Transactions

Interest payments on the 13.5% Senior Subordinated Notes are due each March and September 1st through maturity except that the first eight payment periods through September 2011 shall be paid in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than be paid in cash. The Company made PIK interest payments during the first quarters of fiscal 2010 and fiscal 2009 of $95 million and $83 million, respectively, increasing the outstanding balance of the 13.5% Senior Subordinated Notes.

Supplemental Cash Flow Information

Cash paid for interest in the six months ended August 1, 2010 and August 2, 2009 was approximately $182 million in both periods. During the first quarter of fiscal 2010, as a result of recent tax legislation regarding net operating loss carry-back periods, the Company filed for and received a cash refund of $220 million from the Internal Revenue Service for income tax previously paid. During the second quarter of fiscal 2009, the Company received a cash refund of $134 million from the Internal Revenue Service for income tax previously paid. Cash paid or received for income taxes, net of refunds, in the six months ended August 1, 2010 and August 2, 2009 was approximately $215 million net refund and $127 million net refund, respectively.

NOTE 11 – BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

Fiscal 2009 Plan

In the third quarter of fiscal 2009, the Company initiated a plan to further restructure its businesses which included evaluating opportunities to consolidate branches, further reduce costs, more efficiently employ working capital and streamline activities. Under this plan, management expects to close or consolidate approximately 25 branches and reduce workforce personnel by approximately 475 employees. The Company expects to incur a total of approximately $38 million in charges for this plan, which should be complete by the end of fiscal 2010.

During the three and six months ended August 1, 2010, the Company recognized $1 million and $6 million, respectively, in restructuring charges for branch closure and consolidation charges under the Fiscal 2009 Plan. During fiscal 2009, the Company recognized $30 million in charges for liquidation of excess inventory and branch closure and consolidation charges. The inventory liquidation charges were recorded to Cost of sales and all other cash and non-cash restructuring charges were recorded to Restructuring expense in the Consolidated Statements of Operations. Under the Fiscal 2009 Plan, as of August 1, 2010, the Company has completed the closure of substantially all of the expected approximately 25 branches and reduced workforce personnel by approximately 425 employees.

The following table presents the activity during the first six months of fiscal 2010 for the liability balance, included in Other accrued expenses and Other liabilities in the Consolidated Balance Sheets, related to closure and consolidation activities under the Fiscal 2009 Plan (amounts in millions):

	Severance	Occupancy Costs	Other	Total

Balance – January 31, 2010	$ 3	$ 7	$ 2	$ 12
Additions for restructuring charges	1	2	2	5
Cash payments	(3)	(1)	(1)	(5)

Balance –August 1, 2010	$ 1	$ 8	$ 3	$ 12

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under these plans, management closed or consolidated approximately 210 branches and reduced workforce personnel by approximately 4,500 employees. The Company does not expect to incur additional restructuring charges under these plans.

The following table presents the activity for the liability balance, included in Other accrued expenses and Other liabilities, related to closure and consolidation activities under the Transactions and Acquisition Integration plans (amounts in millions):

	Occupancy Costs	Other	Total

Balance – January 31, 2010	$ 54	$ 5	$59
Adjustments	2	–	2
Cash payments	(10)	(1)	(11)

Balance – August 1, 2010	$ 46	$ 4	$50

The Company regularly reviews the assumptions used to estimate the net present value of the on-going lease liabilities and other occupancy costs, net of expected sublease income. During the three and six months ended August 1, 2010, the Company recorded an additional $2 million in occupancy costs due to actual results differing from the original assumptions. During the three and six months ended August 2, 2009, the Company incurred additional restructuring charges under these plans of $1 million and $10 million, respectively, primarily related to severance.

As of August 1, 2010, approximately $25 million of the liability balances for all branch closure and consolidation activities is classified as a current liability on the Company’s Consolidated Balance Sheet. Payments for severance are expected to be completed during fiscal 2010. Payments for occupancy costs, which represent the net present value of future lease obligations, including rent, taxes, utilities, etc., less estimated sublease income of the closed branches, and for other costs, which relate primarily to equipment and vehicle leases, are expected to be substantially complete over the next five years, with certain property lease obligations extending out as far as fourteen years. The Company continues to actively pursue buyout options or subleasing tenants for the leased properties. The timing of cash payments related to the branch closure and consolidation activities could change depending on the success and timing of entering into these types of agreements.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

•

Creative Touch Interiors (“CTI”) – Offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for residential and commercial projects.

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

HD Supply evaluates performance of each segment based on operating income before restructuring charges and goodwill impairments. The following table presents Net sales and operating income before charges by segment for the periods indicated (amounts in millions):

	Three Months Ended
	August 1, 2010		August 2, 2009
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

Waterworks	$448	$5	$435	$4
Facilities Maintenance	467	58	446	62
White Cap	228	(10)	236	(17)
Utilities	247	6	258	9
IPVF	137	6	162	8
Plumbing	107	(8)	117	(8)
CTI	58	(7)	55	(13)
Other, Corporate, & Eliminations	282	(21)	264	(24)

Total operations before charge	$1,974	$29	$1,973	$21

Restructuring charge		3		2

Total operating income (loss)		26		19
Interest expense		155		149
Other (income) expense, net		(3)		(4)

Income (loss) before provision for income taxes		$(126)		$(126)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended
	August 1, 2010		August 2, 2009
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

Waterworks	$857	$–	$863	$5
Facilities Maintenance	867	98	831	100
White Cap	433	(28)	460	(39)
Utilities	483	12	520	19
IPVF	283	13	355	29
Plumbing	211	(15)	237	(17)
CTI	113	(16)	108	(29)
Other, Corporate, & Eliminations	538	(51)	520	(63)

Total operations before charge	$3,785	$13	$3,894	$5

Restructuring charge		8		11

Total operating income (loss)		5		(6)
Interest expense		311		301
Other (income) expense, net		1		(202)

Income (loss) before provision for income taxes		$(307)		$(105)

NOTE 14 – SUBSIDIARY GUARANTORS

The Company has issued 12.0% Senior Notes and 13.5% Senior Subordinated Notes (collectively the “Notes”) guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly-owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several. The subsidiaries of the Company that do not guarantee the Notes (“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of the Company and are made up of the Company’s operations in Canada and a non-operating subsidiary in the United States that holds an investment of $307 million in principal, $147 million net of the discount at August 1, 2010, of the Company’s 13.5% Senior Subordinated Notes, which is eliminated in consolidation.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS

	Three Months Ended August 1, 2010
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$1,865	$109	$–	$1,974
Cost of sales	–	1,346	81	–	1,427

Gross Profit	–	519	28	–	547
Operating expenses:
Selling, general and administrative	20	385	20	–	425
Depreciation and amortization	4	88	1	–	93
Restructuring	–	3	–	–	3

Total operating expenses	24	476	21	–	521

Operating Income (Loss)	(24)	43	7	–	26
Interest expense	173	86	–	(104)	155
Interest (income)	(84)	(2)	(18)	104	–
Other (income) expense, net	(3)	–	–	–	(3)
Net loss of equity affiliates	19	–	–	(19)	–

Income (Loss) Before Provision (Benefit) for Income Taxes	(129)	(41)	25	19	(126)
Provision (benefit) for income taxes	(14)	(5)	8	–	(11)

Net Income (Loss)	$(115)	$(36)	$17	$19	$(115)

	Three Months Ended August 2, 2009
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$1,877	$96	$–	$1,973
Cost of sales	–	1,358	72	–	1,430

Gross Profit	–	519	24	–	543
Operating expenses:
Selling, general and administrative	22	387	18	–	427
Depreciation and amortization	6	88	1	–	95
Restructuring	–	2	–	–	2

Total operating expenses	28	477	19	–	524

Operating Income (Loss)	(28)	42	5	–	19
Interest expense	169	87	–	(107)	149
Interest (income)	(87)	(3)	(17)	107	–
Other (income) expense, net	(2)	(2)	–	–	(4)
Net loss of equity affiliates	36	–	–	(36)	–

Income (Loss) Before Provision (Benefit) for Income Taxes	(144)	(40)	22	36	(126)
Provision (benefit) for income taxes	(55)	14	4	–	(37)

Net Income (Loss)	$(89)	$(54)	$18	$36	$(89)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS (Continued)

	Six Months Ended August 1, 2010
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$3,576	$209	$–	$3,785
Cost of sales	–	2,580	156	–	2,736

Gross Profit	–	996	53	–	1,049
Operating expenses:
Selling, general and administrative	47	762	40	–	849
Depreciation and amortization	9	176	2	–	187
Restructuring	–	8	–	–	8

Total operating expenses	56	946	42	–	1,044

Operating Income (Loss)	(56)	50	11	–	5
Interest expense	349	171	–	(209)	311
Interest (income)	(170)	(3)	(36)	209	–
Other (income) expense, net	1	–	–	–	1
Net loss of equity affiliates	92	–	–	(92)	–

Income (Loss) Before Provision (Benefit) for Income Taxes	(328)	(118)	47	92	(307)
Provision (benefit) for income taxes	(11)	4	17	–	10

Net Income (Loss)	$(317)	$(122)	$30	$92	$(317)

	Six Months Ended August 2, 2009
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$3,719	$175	$–	$3,894
Cost of sales	–	2,707	132	–	2,839

Gross Profit	–	1,012	43	–	1,055
Operating expenses:
Selling, general and administrative	47	774	36	–	857
Depreciation and amortization	12	179	2	–	193
Restructuring	1	10	–	–	11

Total operating expenses	60	963	38	–	1,061

Operating Income (Loss)	(60)	49	5	–	(6)
Interest expense	340	176	–	(215)	301
Interest (income)	(176)	(8)	(31)	215	–
Other (income) expense, net	(200)	7	(9)	–	(202)
Net loss of equity affiliates	60	–	–	(60)	–

Income (Loss) Before Provision (Benefit) for Income Taxes	(84)	(126)	45	60	(105)
Provision (benefit) for income taxes	(5)	(31)	10	–	(26)

Net Income (Loss)	$(79)	$(95)	$35	$60	$(79)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	August 1, 2010
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$262	$7	$56	$–	$325
Receivables, net	2	960	69	–	1,031
Inventories	–	1,028	69	–	1,097
Deferred tax asset	43	91	4	10	148
Intercompany receivable	–	2	–	(2)	–
Other current assets	15	44	3	–	62

Total current assets	322	2,132	201	8	2,663

Property and equipment, net	64	344	7	–	415
Goodwill	–	3,132	18	–	3,150
Intangible assets, net	–	1,118	4	–	1,122
Deferred tax asset	107	–	2	(109)	–
Investment in subsidiaries	2,957	–	–	(2,957)	–
Intercompany notes receivable	3,054	251	–	(3,305)	–
Other assets	197	4	164	(164)	201

Total assets	$6,701	$6,981	$396	$(6,527)	$7,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13	$779	$49	$–	$841
Accrued compensation and benefits	20	61	4	–	85
Current installments of long-term debt	10	–	–	–	10
Intercompany accounts payable	–	–	2	(2)	–
Other accrued expenses	165	129	11	–	305

Total current liabilities	208	969	66	(2)	1,241

Long-term debt, excluding current installments	5,490	–	–	(147)	5,343
Deferred tax liabilities	–	280	–	(99)	181
Intercompany notes payable	251	3,054	–	(3,305)	–
Other liabilities	366	47	4	(17)	400

Total liabilities	6,315	4,350	70	(3,570)	7,165

Stockholders’ equity	386	2,631	326	(2,957)	386

Total liabilities and stockholders’ equity	$6,701	$6,981	$396	$(6,527)	$7,551

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

	January 31, 2010
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$479	$8	$52	$–	$539
Receivables, net	1	785	60	–	846
Inventories	–	959	59	–	1,018
Deferred tax asset	50	115	4	–	169
Intercompany receivable	–	2	–	(2)	–
Other current assets	169	60	1	–	230

Total current assets	699	1,929	176	(2)	2,802

Property and equipment, net	72	373	8	–	453
Goodwill	–	3,132	17	–	3,149
Intangible assets, net	–	1,250	3	–	1,253
Deferred tax asset	113	–	2	(115)	–
Investment in subsidiaries	3,413	–	–	(3,413)	–
Intercompany notes receivable	2,937	369	–	(3,306)	–
Other assets	183	4	129	(128)	188

Total assets	$7,417	$7,057	$335	$(6,964)	$7,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18	$427	$39	$–	$484
Accrued compensation and benefits	14	64	6	–	84
Current installments of long-term debt	10	–	–	–	10
Intercompany accounts payable	–	–	2	(2)	–
Other accrued expenses	170	119	10	–	299

Total current liabilities	212	610	57	(2)	877

Long-term debt, excluding current installments	5,877	–	–	(112)	5,765
Deferred tax liabilities	–	318	–	(115)	203
Intercompany notes payable	369	2,937	–	(3,306)	–
Other liabilities	271	53	4	(16)	312

Total liabilities	6,729	3,918	61	(3,551)	7,157

Stockholders’ equity	688	3,139	274	(3,413)	688

Total liabilities and stockholders’ equity	$7,417	$7,057	$335	$(6,964)	$7,845

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Six Months Ended August 1, 2010
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net cash flows from operating activities	$ 342	$ 10	$ 3	$ –	$ 355
Cash flows from investing activities
Proceeds from (payments of) intercompany notes	–	7	–	(7)	–
Other investing activities	(2)	(18)	(1)	–	(21)

Net cash flows from investing activities	(2)	(11)	(1)	(7)	(21)
Cash flows from financing activities
Borrowings (repayments) of intercompany notes	(7)	–	–	7	–
Repayments of long-term debt	(34)	–	–	–	(34)
Repayments of long-term revolver	(482)	–	–	–	(482)
Other financing activities	(34)	–	–	–	(34)

Net cash flows from financing activities	(557)	–	–	7	(550)
Effect of exchange rates on cash	–	–	2	–	2

Net increase (decrease) in cash & cash equivalents	$ (217)	$ (1)	$ 4	$ –	$ (214)
Cash and cash equivalents at beginning of period	479	8	52	–	539

Cash and cash equivalents at end of period	$ 262	$ 7	$ 56	$ –	$ 325

	Six Months Ended August 2, 2009
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net cash flows from operating activities	$ 221	$ (43)	$ (4)	$ (12)	$ 162
Cash flows from investing activities
(Payments for) proceeds from debt & other investments	–	5	(67)	62	–
Investments in equity affiliates	(62)	–	–	62	–
Proceeds from (payments of) intercompany notes	12	77	–	(89)	–
Other investing activities	23	(36)	(1)	–	(14)

Net cash flows from investing activities	(27)	46	(68)	35	(14)
Cash flows from financing activities
Equity contribution	–	–	50	(50)	–
Borrowings (repayments) of intercompany notes	(77)	(12)	–	89	–
Repayments of long-term debt	(5)	–	–	(62)	(67)
Borrowings on long-term revolver	5	–	–	–	5
Repayments of long-term revolver	(153)	–	–	–	(153)
Other financing activities	–	(1)	1	–	–

Net cash flows from financing activities	(230)	(13)	51	(23)	(215)
Effect of exchange rates on cash	–	–	3	–	3

Net increase (decrease) in cash & cash equivalents	$ (36)	$ (10)	$ (18)	$ –	$ (64)
Cash and cash equivalents at beginning of period	698	17	56	–	771

Cash and cash equivalents at end of period	$ 662	$ 7	$ 38	$ –	$ 707

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those factors discussed in “Risk factors” in our annual report on Form 10-K for the year ended January 31, 2010 and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”). The section entitled “Risk factors” in our annual report on Form 10-K is incorporated herein by reference. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	Inherent risks of the residential, non-residential and public infrastructure construction and facility maintenance and repair markets;

•	Wind down of the emergency actions of the U.S. government, the U.S. Treasury, Federal Reserve and other governmental and regulatory bodies;

•	Our ability to achieve profitability;

•	Our ability to service our debt and to refinance all or a portion of our indebtedness;

•	Our substantial indebtedness and our ability to incur additional indebtedness;

•	Limitations and restrictions in the agreements governing our indebtedness;

•	Our ability to obtain additional financing on acceptable terms;

•	Increases in interest rates;

•	Rating agency actions with respect to our indebtedness;

•	The interests of the Equity Sponsors;

•	The competitive environment in which we operate and demand for our products and services in highly competitive and fragmented industries;

•	Goodwill and other impairment charges;

•	Our obligations under long-term, non-cancelable leases;

•	Consolidation among our competitors;

•	The loss of any of our significant customers;

•	Failure to collect monies owed from customers, including on credit sales;

•	Competitive pricing pressure from our customers;

•	Variability in our revenues and earnings;

•	Cyclicality and seasonality of the residential, non-residential and infrastructure construction and facility maintenance and repair markets;

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

•	Fluctuations in commodity and energy prices;

•	Our ability to identify and develop relationships with a sufficient number of qualified suppliers and to maintain our supply chains;

•	Our ability to manage fixed costs;

•	Changes in our product mix;

•	The impairment of financial institutions;

•	The development of alternatives to distributors in the supply chain;

•	Our ability to manage our product purchasing and customer credit policies;

•	Inclement weather, anti-terrorism measures and other disruptions to the transportation network;

•	Interruptions in the proper functioning of information technology (“IT”) systems;

•	Our ability to implement our technology initiatives;

•	Changes in U.S. federal, state or local regulations;

•	Exposure to construction defect and product liability claims and other legal proceedings;

•	Potential material liabilities under our self-insured programs;

•	Our ability to attract, retain and retrain highly qualified associates and key personnel;

•	Fluctuations in foreign currency exchange rates;

•	Inability to protect our intellectual property rights;

•	Significant costs related to compliance with environmental, health and safety regulations, including new climate change legislation; and

•	Our ability to achieve and maintain effective disclosure controls and internal control over our financial reporting.

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

Infrastructure & Energy – Our Infrastructure & Energy businesses serve customers in the Infrastructure & Energy market sector by meeting their demand for the critical supplies and services used to build and

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

maintain water systems, oil refineries, and petrochemical plants, and for the generation, transmission, distribution and application of electrical power. This market sector is made up of the following businesses:

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

•

Creative Touch Interiors (“CTI”) – Offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for residential and commercial projects.

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

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Strategic agreement

On the date of the Transactions, Home Depot entered into a strategic purchase agreement with Crown Bolt. This agreement provides a guaranteed revenue stream to Crown Bolt through January 31, 2015 by specifying minimum annual purchase requirements from Home Depot.

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

Basis of presentation

The three months ended August 1, 2010 (“second quarter 2010”) and August 2, 2009 (“second quarter 2009”) both include thirteen weeks. The six months ended August 1, 2010 and August 2, 2009 both include twenty-six weeks.

Consolidated results of operations

	Three Months Ended		Percentage Increase (Decrease)	Six Months Ended		Percentage Increase (Decrease)
	August 1, 2010	August 2, 2009		August 1, 2010	August 2, 2009
Net Sales	$ 1,974	$ 1,973	0.1	$ 3,785	$ 3,894	(2.8)
Gross Profit	547	543	0.7	1,049	1,055	(0.6)
Operating expenses:
Selling, general and administrative	425	427	(0.5)	849	857	(0.9)
Depreciation and amortization	93	95	(2.1)	187	193	(3.1)
Restructuring	3	2	50.0	8	11	(27.3)

Total operating expenses	521	524	(0.6)	1,044	1,061	(1.6)

Operating Income (Loss)	26	19	36.8	5	(6)	*
Interest expense	155	149	4.0	311	301	3.3
Other (income) expense, net	(3)	(4)	(25.0)	1	(202)	*

Income (Loss) Before Provision (Benefit) for Income Taxes	(126)	(126)	–	(307)	(105)	*
Provision (benefit) for income taxes	(11)	(37)	(70.3)	10	(26)	*

Net Income (Loss)	$ (115)	$ (89)	29.2	$ (317)	$ (79)	*

	% of Net Sales
	Three Months Ended		Basis Point Increase (Decrease)	Six Months Ended		Basis Point Increase (Decrease)
	August 1, 2010	August 2, 2009		August 1, 2010	August 2, 2009
Net Sales	100.0%	100.0%		100.0%	100.0%
Gross Profit	27.7	27.5	20	27.7	27.1	60
Operating expenses:
Selling, general and administrative	21.5	21.6	(10)	22.4	22.0	40
Depreciation and amortization	4.7	4.8	(10)	5.0	5.0	–
Restructuring	0.2	0.1	10	0.2	0.3	(10)

Total operating expenses	26.4	26.5	(10)	27.6	27.3	30

Operating Income (Loss)	1.3	1.0	30	0.1	(0.2)	30
Interest expense	7.9	7.6	30	8.2	7.7	50
Other (income) expense, net	(0.2)	(0.2)	–	–	(5.2)	520

Income (Loss) Before Provision (Benefit) for Income Taxes	(6.4)	(6.4)	–	(8.1)	(2.7)	540
Provision (benefit) for income taxes	(0.6)	(1.9)	(130)	0.3	(0.7)	100

Net Income (Loss)	(5.8)	(4.5)	130	(8.4)	(2.0)	640

*	Not meaningful

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Highlights

Net sales in second quarter 2010 increased slightly compared to second quarter 2009, impacted by increased volume in the maintenance, repair and improvement market sector. These improvements were mostly offset by the continued weakness in the residential and commercial construction markets. After a decline of 13% in 2009, driven largely by a 27% decline in new residential spending, total U.S. construction spending is expected to grow at an 8% compound annual growth rate from 2009 through 2013. This forecasted growth is attributed to a recovery in residential construction, beginning with a projected 16% increase in 2010 spending, and, after a projected 17% decline in 2010, robust growth in 2011 and beyond for non-residential construction.

During the three and six months ended August 1, 2010, we recorded $1 million and $6 million, respectively, of restructuring charges under the fiscal 2009 restructuring plan, which we initiated in the third quarter of fiscal 2009. We expect to record an additional $2 million under this plan during fiscal 2010. In addition, during the three and six months ended August 1, 2010, we recorded $2 million in occupancy charges under the Transactions and acquisition integration plans as a result of actual results differing from expectations in regards to buyout opportunities and sublease income. We continued to benefit from our ongoing corporate cost reduction efforts and branch closure and consolidation activities. As a result of our continued cost reduction and margin expansion efforts, our operating income in second quarter 2010 increased by $7 million. We continue to maintain strong liquidity, with $1.3 billion available as of August 1, 2010. In addition, during first quarter 2010 we extended the maturities of $2.6 billion of debt to April 2014.

Net sales

Net sales increased $1 million, or 0.1%, during second quarter 2010 and declined $109 million, or 2.8%, in the first half of fiscal 2010 as compared to the same periods in fiscal 2009.

The increase in Net sales in second quarter 2010 was driven by our Maintenance, Repair & Improvement market sector, offset by the Infrastructure & Energy and Specialty Construction market sectors. Net sales were positively impacted by efforts to gain new market share, sales initiatives, and approximately $8 million of positive impact from the Canadian exchange rate in second quarter 2010 as compared to second quarter 2009. Substantially offsetting these increases were volume declines as a result of the weakness in the residential construction market and the continued weakening in the commercial construction market.

The decrease in Net sales in the first half of 2010 was driven by our Infrastructure & Energy and Specialty Construction market sectors, partially offset by a slight increase at our Maintenance, Repair & Improvement market sector. Volume declines as a result of the weakness in the residential construction market and the continued weakening in the commercial construction market were the primary causes of the decreases in Net sales. Partially offsetting these declines were positive impacts from efforts to gain new market share and approximately $24 million of positive impact from the Canadian exchange rate in the first half of 2010 as compared to the first half of 2009.

Gross profit

Gross profit increased $4 million, or 0.7%, during second quarter 2010 and decreased $6 million, or 0.6%, during the first half of fiscal 2010 as compared to the same periods in fiscal 2009.

The increase in gross profit in second quarter 2010 was driven by our Maintenance, Repair & Improvement market sector, substantially offset by our Infrastructure & Energy sector. The improvements in gross profit as a result of increased market share and sales initiatives were substantially offset by volume declines as a result of the weakness in the residential construction market and the continued weakening in the commercial construction market and competitive pricing pressure. These volume declines had a greater impact in the first half of fiscal 2010, resulting in a decrease in gross profit in the first six months of fiscal 2010.

Gross profit as a percentage of Net sales (“gross margin”) increased 20 basis points to 27.7% in second quarter 2010 from 27.5% in second quarter 2009 and increased 60 basis points to 27.7% in the first half of fiscal 2010 from 27.1% in the first half of fiscal 2009. The increases were driven by improved product sourcing, product mix, and a shift in our business mix toward our higher margin Maintenance, Repair & Improvement sector.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Operating expenses

Operating expenses decreased $3 million, or 0.6%, during second quarter 2010 and $17 million, or 1.6%, during the first six months of fiscal 2010 as compared to the same periods of fiscal 2009.

Selling, general and administrative expenses declined $2 million in second quarter 2010 and $8 million in the first half of fiscal 2010 as compared to the same periods of fiscal 2009 primarily as a result of personnel reductions and other cost reduction initiatives at our Specialty Construction and Infrastructure & Energy sectors, partially offset by increases in variable expenses to support new sales growth initiatives at our Maintenance, Repair & Improvement sector.

Operating expenses as a percentage of Net sales decreased approximately 10 basis points in second quarter 2010 and increased approximately 30 basis points in the first half of fiscal 2010 as compared to the same periods of fiscal 2009. In both periods, branch closures, personnel reductions and other cost initiatives resulted in a decrease in selling, general, and administrative expenses. The first half of 2010 was negatively affected by volume declines at our Infrastructure & Energy sector, which adversely affected the absorption of overhead costs, and an increase in variable expenses at our Maintenance, Repair & Improvement sector.

Operating income (loss)

Operating income increased $7 million during second quarter 2010 as compared to second quarter 2009 as a result of the $4 million improvement in gross profit and a decrease in operating expenses. Operating income of $5 million in the first half of fiscal 2010 improved $11 million compared to the operating loss of $6 million in the first half of fiscal 2009 as a result of an improvement of approximately 60 basis points in gross margin and a decrease in operating expenses.

Operating income as a percentage of Net sales increased approximately 30 basis points in both second quarter 2010 and the first half of fiscal 2010 as compared to the same periods of fiscal 2009. The improvement in second quarter was driven by our Specialty Construction sector, substantially offset by a decline in operating income as a percentage of Net sales at our Maintenance, Repair & Improvement sector. The improvement in the first half of fiscal 2010, was also driven by our Specialty Construction sector, but was offset by a decline in operating income as a percentage of Net sales at our Infrastructure & Energy sector.

Interest expense

Interest expense increased $6 million, or 4.0%, during second quarter 2010 and $10 million, or 3.3%, during the first six months of fiscal 2010 as compared to the same periods in fiscal 2009. The increase in interest expense in both periods is primarily due to an increase in the principal of the 13.5% Senior Subordinated Notes due to the paid-in-kind interest capitalization and an increase in interest rates as a result of our credit amendments, partially offset by a decline in average debt balances. The lower average debt balances in fiscal 2010 were primarily due to repayments on the ABL Credit Facility and Term Loan, partially offset by the interest capitalization on the 13.5% Senior Subordinated Notes.

Other (income) expense, net

During second quarter 2010 and the first six months of fiscal 2010, we recognized gains of $1 million and $3 million, respectively, related to the valuation of our interest rate swaps.

In connection with the amendment of our debt agreements in first quarter 2010, we incurred financing fees of approximately $34 million, of which approximately $3 million were charged to Other (income) expense, net in the Consolidated Statement of Operations for the first half of fiscal 2010 in accordance with accounting principles generally accepted in the United States of America (Accounting Standards Codification (“ASC”) 470-50, Debt-Modifications and Extinguishments). The remaining $31 million was deferred and will be amortized to interest expense over the term of the amended agreements. In addition, in connection with the first quarter 2010 $30 million prepayment of non-extending Term Loans under the Senior Secured Credit Facility, we wrote-off the unamortized pro-rata portion of the THD Guarantee and the unamortized pro-rata portion of the deferred debt costs, resulting in a charge of $2 million, reflected in Other (income) expense, net in the Consolidated Statements of Operations for the first half of fiscal 2010.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

During second quarter 2009, we recognized a bargain purchase gain of $2 million on the ORCO Construction Supply business acquisition and a $2 million gain related to the valuation of our interest rate swaps. During first quarter 2009, we repurchased $252 million principal amount, plus accrued interest of $15 million, of the 13.5% Senior Subordinated Notes due 2015 for $62 million. As a result, the first six months of fiscal 2009 include a $200 million pre-tax gain for the extinguishment of this portion of the 13.5% Senior Subordinated Notes, net of the write-off of unamortized deferred debt issuance costs. In addition, the first six months of fiscal 2009 include a $5 million gain related to the valuation of our interest rate swaps.

Provision (benefit) for income taxes

The benefit for income taxes from continuing operations in second quarter 2010 was $11 million compared to a $37 million benefit in second quarter 2009. The effective rate for continuing operations for second quarter 2010 was a benefit of 9.4%, driven by the impact of a $33 million increase in the valuation allowance on deferred tax assets. The effective rate for continuing operations for second quarter 2009 was a benefit of 29.2%, reflecting $4 million of non-deductible discrete expenses in second quarter 2009.

The provision for income taxes from continuing operations in the first six months of fiscal 2010 was $10 million compared to a $26 million benefit in the first six months of fiscal 2009. The effective rate for continuing operations for the first six months of fiscal 2010 was a provision of 3.2%, driven by the impact of a $117 million increase in the valuation allowance on deferred tax assets. The effective rate for continuing operations for the first six months of fiscal 2009 was a benefit of 24.5%, reflecting $8 million of non-deductible discrete expenses during the period.

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

Results of operations by market sector

Infrastructure & Energy

	Three Months Ended			Six Months Ended
Dollars in millions	August 1, 2010	August 2, 2009	Increase (Decrease)	August 1, 2010	August 2, 2009	Increase (Decrease)
Net sales	$ 953.9	$ 959.1	(0.5)%	$ 1,848.2	$ 1,955.9	(5.5)%
Operating income	16.6	18.2	(8.8)%	22.7	44.4	(48.9)%
% of Net sales	1.7%	1.9%	(20) bps	1.2%	2.3%	(110) bps

Net Sales

Net sales decreased $5 million, or 0.5%, in second quarter 2010 and $108 million, or 5.5%, in the first half of fiscal 2010 as compared to the same periods in fiscal 2009.

The decline in Net sales in second quarter 2010 was driven by IPVF and Utilities, which had declines of $25 million and $11 million, respectively, representing declines of 15.4% and 4.3%, respectively. The decline at IPVF was driven by a reduction in large project work in the oil and gas industry during second quarter 2010 as compared to second quarter 2009. Net sales at IPVF were also negatively impacted during second quarter 2010 by pricing pressure due to a decline in overall market demand. The decline in Net sales at Utilities was driven by weakness in both residential and commercial construction markets as well as a decrease in the transmission and distribution volumes in the municipal and cooperative utility markets. Waterworks and Electrical had increases in Net sales during second quarter 2010 of $13 million and $18 million, respectively, representing increases of 2.9% and 17.6%, respectively, primarily due to increasing market volumes. In addition, Electrical experienced positive impacts from fluctuating commodity prices, primarily copper and steel, while Waterworks experienced negative impacts from fluctuating commodity prices, primarily polyvinyl chloride (“PVC”).

The decline in Net sales in the first half of fiscal 2010 was driven by IPVF and Utilities, which had declines of $73 million and $37 million, respectively, representing declines of 20.4% and 7.0%, respectively. Net sales at

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Waterworks declined $6 million, or 0.7%, while Net sales at Electrical increased $6 million, or 2.5%, in the first half of fiscal 2010 as compared to the first half of fiscal 2009. The decline at IPVF in the first half of fiscal 2010 was also driven by a reduction in large project work in the oil and gas industry during fiscal 2010 as compared to fiscal 2009 and by pricing pressure due to decline in overall market demand. The decline in Net sales at Utilities was driven by weakness in both residential and commercial construction markets. In addition, Utilities benefited in the first half of fiscal 2009 from customer maintenance and repair needs as a result of severe winter weather. Volume declines as a result of the continued economic weakness in the residential housing and commercial construction markets were the primary drivers for the decline in Net sales at Waterworks and negatively impacted Net sales at Electrical. In addition, Electrical experienced positive impacts from fluctuating commodity prices, primarily copper and steel, while Waterworks was unable to pass along the impacts of fluctuating commodity prices, primarily polyvinyl chloride (“PVC”).

Operating income

Operating income decreased $2 million during second quarter 2010 and $22 million in the first half of fiscal 2010 as compared to the same periods of fiscal 2009.

The operating income decrease in second quarter 2010 was driven by IPVF and Utilities, with declines of $3 million and $2 million, respectively, partially offset by a $4 million increase in operating income at Electrical. Waterworks’ operating income was flat on a comparative basis. The decline in operating income at IPVF was driven by volume declines, which negatively affected the absorption of overhead costs. The operating income decline at Utilities was primarily due to volume declines. The increase in operating income at Electrical was driven by volume increases. In addition, all four operations benefited from a decline in selling, general and administrative costs, primarily due to personnel reductions and other cost reduction efforts.

The operating income decrease in the first half of fiscal 2010 was driven by IPVF, with a decline of $17 million, and, to a lesser extent, declines at Utilities and Waterworks of $7 million and $4 million, respectively. Partially offsetting these declines was an increase in operating income of $5 million at Electrical. The decline in operating income at IPVF was driven by volume declines and margin compression as a result of the decline in market demand. The operating income decline at Utilities was primarily due to volume declines, while the operating income decline at Waterworks was driven by margin compression. Partially offsetting these negative impacts was a decline in selling, general and administrative costs, primarily due to personnel reductions and other cost reduction efforts, at all four operations.

Operating income as a percentage of Net sales declined approximately 20 basis points in second quarter 2010 and approximately 110 basis points in the first half of fiscal 2010 as compared to same periods in fiscal 2009. The decline in second quarter 2010 was driven by gross margin declines at Waterworks and Utilities and the reduction in sales outpacing the reduction in fixed costs, primarily at IPVF. These negative impacts were partially offset by a reduction in selling, general and administrative costs. The decline in operating income as a percentage of Net sales in the first half of fiscal 2010 was driven by gross margin declines at IPVF and Waterworks and the reduction in sales outpacing the reduction in fixed costs, primarily at Utilities and IPVF.

Maintenance, Repair & Improvement

	Three Months Ended			Six Months Ended
Dollars in millions	August 1, 2010	August 2, 2009	Increase (Decrease)	August 1, 2010	August 2, 2009	Increase (Decrease)
Net sales	$ 577.2	$ 560.1	3.1%	$ 1,084.4	$ 1,049.9	3.3%
Operating income	60.2	70.7	(14.9)%	106.4	108.2	(1.7)%
% of Net sales	10.4%	12.6%	(220) bps	9.8%	10.3%	(50) bps

Net Sales

Net sales increased $17 million, or 3.1%, in second quarter 2010 and $35 million, or 3.3%, in the first half of fiscal 2010 as compared to the same periods of fiscal 2009.

The increase in Net sales in second quarter 2010 was driven by Facilities Maintenance, which had an increase of $21 million, or 4.7%. Repair & Remodel also had an increase in Net sales during second quarter 2010 of $4

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

million, or 11.8%, as compared to second quarter 2009, while Crown Bolt’s Net sales declined $8 million in second quarter 2010 as compared to second quarter 2009. The increase in Net sales in the first half of fiscal 2010 was also driven by Facilities Maintenance, which had an increase of $36 million, or 4.4%. Repair & Remodel also had an increase in Net sales during the first half of fiscal 2010 of $6 million, or 9.7%, as compared to the first half of fiscal 2009, while Crown Bolt’s Net sales declined $8 million in the first half of fiscal 2010 as compared to first half of fiscal 2009. The Net sales growth at Facilities Maintenance in both periods was driven by new initiatives in the hospitality, multi-family, and healthcare markets. The Net sales growth at Repair & Remodel in both periods was driven by volume, primarily in the Los Angeles market. The Net sales declines at Crown Bolt in both periods were primarily driven by price declines.

Operating income

Operating income decreased $11 million in second quarter 2010 and $2 million in the first half of fiscal 2010 as compared to the first half of fiscal 2009.

The decreases in operating income for both periods were driven by Facilities Maintenance and Crown Bolt and partially offset by an increase in operating income at Repair & Remodel. Operating income was negatively impacted by increased selling, general and administrative costs related to software implementation, freight costs and other variable expenses. Partially offsetting these negative impacts were increases in gross margin driven by sales initiatives, favorable product mix, and certain one-time costs incurred during the first half of fiscal 2009.

Operating income as a percentage of Net sales decreased approximately 220 basis points in second quarter 2010 and approximately 50 basis points in the first half of fiscal 2009 as compared to the first half of fiscal 2009. The decrease in second quarter 2010 was driven by gross margin decreases and an increase in selling, general and administrative costs. The decrease in the first half of fiscal 2010 was driven by an increase in selling, general and administrative and depreciation costs, partially offset by gross margin increases.

Specialty Construction

	Three Months Ended			Six Months Ended
Dollars in millions	August 1, 2010	August 2, 2009	Increase (Decrease)	August 1, 2010	August 2, 2009	Increase (Decrease)
Net sales	$ 393.4	$ 408.2	(3.6)%	$ 757.3	$ 805.5	(6.0)%
Operating income (loss)	(26.5)	(39.8)	(33.4)%	(65.7)	(91.8)	(28.4)%
% of Net sales	(6.7)%	(9.8)%	(310) bps	(8.7)%	(11.4)%	(270) bps

Net Sales

Net sales decreased $15 million, or 3.6%, during second quarter 2010 and $48 million, or 6.0%, during the first half of fiscal 2010 as compared to the same periods of fiscal 2009.

The decline in Net sales in second quarter 2010 was driven by White Cap and Plumbing with declines of $8 million and $11 million, respectively, which represent declines of 3.3% and 9.1%, respectively. The decline in Net sales in the first half of fiscal 2010 was also driven by White Cap and Plumbing with declines of $27 million and $26 million, respectively, which represent declines of 5.9% and 10.9%, respectively. These declines were offset by an increase in Net sales at CTI of $4 million, or 7.1%, in second quarter 2010 and $5 million, or 4.8%, in the first half of fiscal 2010 as compared to the same periods in fiscal 2009. The continued weakening of the commercial construction market continued to have a negative impact on White Cap and Plumbing in second quarter 2010 as compared to second quarter 2009, although to a lesser extent than in the first half of fiscal 2010 as compared to the first half of fiscal 2009. The Net sales increase at CTI in both second quarter 2010 and the first half of fiscal 2010 increased primarily due to an improvement in residential construction volume, in part due to the U.S. tax incentives. In addition, the Specialty Construction sector experienced a slight improvement in Net sales during second quarter 2010 due to rising commodity prices. However, for the first half of fiscal 2010, Net sales were negatively impacted by pricing compression due to aggressive competition in the market.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Operating loss

Operating loss decreased favorably by $13 million in second quarter 2010 and $26 million in the first half of fiscal 2010 as compared to the same periods of fiscal 2009.

White Cap, CTI, and Plumbing had favorable declines in operating loss of $5 million, $6 million, and $2 million, respectively, in second quarter 2010 and $11 million, $11 million, and $4 million, respectively, in the first half of fiscal 2010 as compared to the same periods of fiscal 2009. The decrease in operating loss in second quarter 2010 was driven by a decrease in selling, general and administrative expenses, primarily due to personnel reductions and other cost reduction initiatives begun during fiscal 2009, and lower depreciation expense. The decrease in operating loss in the first half of fiscal 2010 was driven by an increase in gross profit due to product mix and a decrease in selling, general and administrative expenses, primarily due to personnel reductions and other cost reduction initiatives begun during fiscal 2009, and lower depreciation expense.

Operating loss as a percentage of Net sales improved approximately 310 basis points in second quarter 2010 and approximately 270 basis points in the first half of fiscal 2010 as compared to the same periods of fiscal 2009. The improvements in both periods were primarily due to improved gross margins across the sector and significant reductions in fixed costs at White Cap and Plumbing.

Liquidity and capital resources

Sources and uses of cash

As of August 1, 2010, we had $325 million in cash and cash equivalents and $975 million of available borrowings based on qualifying inventory and receivables, for a combined liquidity of approximately $1.3 billion. During the first six months of fiscal 2010, cash inflow was primarily provided by cash receipts from operations including the cash receipt of an IRS refund of taxes previously paid of $220 million. We filed for and received this cash refund from the IRS as a result of recent tax legislation regarding net operating loss carry-back periods. These inflows were offset by cash used to meet the needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, and the payment of interest on debt. In addition, the Company paid $34 million in financing fees related to the amendment of our credit agreements and $517 million in debt repayments.

Our sources of funds, primarily from operations, cash on-hand, and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows.

Net cash provided by (used for):

	Six Months Ended		Increase (Decrease)
Dollars in millions	August 1, 2010	August 2, 2009
Operating activities	$ 355	$ 162	$ 193
Investing activities	$ (21)	$ (14)	$ (7)
Financing activities	$ (550)	$ (215)	$ (335)

Working capital

Working capital decreased to $1,422 million as of August 1, 2010 from $1,937 million as of August 2, 2009. The decrease in working capital was primarily driven by a decrease in cash and cash equivalents as a result of debt repayments. In addition, accounts receivable and inventory contributed to the decrease in working capital. We continue to focus on asset management initiatives that are intended to improve our working capital.

Operating activities

Cash flow from operating activities in the first six months of fiscal 2010 was $355 million compared with $162 million in the first six months of fiscal 2009. This increase was primarily due to the receipt of an IRS refund in

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

first quarter 2010 of $220 million and the timing of payments for the purchase of inventory. These increases were partially offset by the receipt of an IRS refund in the first six months of fiscal 2009 of $134 million.

Investing activities

During the first six months of fiscal 2010, cash used in investing activities was $21 million, driven by $22 million of capital expenditures. During the first six months of fiscal 2009, cash used in investing activities was $14 million, primarily driven by $26 million of capital expenditures and $16 million in business acquisition payments, partially offset by the receipt of $22 million for the final working capital adjustment related to the Transactions.

Financing activities

During the first six months of fiscal 2010, cash used in financing activities was $550 million, due to debt repayments of $517 million, including the prepayment on the Term Loan of $30 million, and $34 million in financing fees related to the amendment of our credit agreements. During the first six months of fiscal 2009, cash used in financing activities was $215 million, as a result of debt repayments, including the repurchase of $252 million principal amount, plus accrued interest of $15 million, of the 13.5% Senior Subordinated Notes for $62 million.

External Financing

As of August 1, 2010, we have an aggregate principal amount of $5.4 billion of outstanding debt and $1.1 billion of available borrowings under our ABL Credit Facility (after giving effect to the borrowing base limitations and approximately $73 million in letters of credit issued and including $121 million of borrowings available on qualifying cash balances).

Senior Secured Credit Facility

The Company maintains a $1.3 billion senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a $1.0 billion original principal term loan (the “Term Loan”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). On March 19, 2010, the Company entered into Amendment No. 3 (the “Cash Flow Amendment”) to its Senior Secured Credit Facility, dated as of August 30, 2007, by and among the Company, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and the other lenders and financial institutions from time to time party thereto. The Cash Flow Amendment extended the maturity date from August 30, 2012 to April 1, 2014 of approximately $874 million in principal amount of outstanding Term Loans under the Senior Secured Credit Facility. THD, which guarantees payment of the Term Loans under the Senior Secured Credit Facility (“THD Guarantee”), consented to the Cash Flow Amendment. Concurrently, THD and the Company entered into an agreement pursuant to which THD consented to any later amendment to the Senior Secured Credit Facility, as amended, (similar in form and substance to the Cash Flow Amendment) that would extend the maturity of the remaining approximately $104 million of outstanding Term Loans to a date that is not later than the maturity date in effect from time to time under the Cash Flow Amendment. In addition, the Company entered into a letter agreement with THD, pursuant to which the Company agreed that, while the THD Guarantee is outstanding, the Company would not voluntarily repurchase any 12.0% Senior Notes or 13.5% Senior Subordinated Notes, directly or indirectly, without THD’s prior written consent, subject to certain exceptions, including debt repurchases with equity or permitted refinancings. The Company also agreed to prepay $30 million in aggregate principal amount of non-extending Term Loans under the Senior Secured Credit Facility. This prepayment was completed during first quarter 2010. The maturity date of the extended outstanding Term Loans may be further extended to a date not later than June 1, 2014, without further consent by the lenders, if THD provides a notice electing to extend its guarantee of the Term Loans to such later date. However, THD is under no obligation to provide such notice or make such election to further extend its guarantee, and the Company cannot provide any assurance that THD will provide such notice or make such election or on what terms it might do so. The remaining outstanding non-extended Term Loans will mature on the original maturity date of such loans, i.e. August 30, 2012. All Terms Loans outstanding under the Senior Secured Credit Facility, as amended, amortize in nominal quarterly installments equal to 0.25% of the original aggregate principal amount of the Term Loans. The Cash Flow Amendment also increased the borrowing

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

margins applicable to the extended portion of the Term Loans by 150 basis points. The remaining non-extended Term Loans continue to bear interest at Prime plus 0.25% or LIBOR plus 1.25% at the Company’s election.

As of August 1, 2010, the Term Loan balance was $943 million, comprised of $74 million due August 30, 2012 at an interest rate of 1.78% and $869 million due April 1, 2014 at an interest rate of 3.28%. As of August 1, 2010, the Company had an outstanding balance of $200 million, at an interest rate of 4.33%, and no outstanding Letters of Credit under the Revolving Credit Facility.

ABL Credit Facility

The Company maintains a $2.1 billion asset based lending credit agreement (the “ABL Credit Facility”) subject to borrowing base limitations. On March 19, 2010, the Company also entered into the Limited Consent and Amendment No. 3 (the “ABL Amendment”) to its ABL Credit Facility, dated as of August 30, 2007, by and among the Company, certain subsidiaries of the Company, GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent and collateral agent, GE Canada Finance Holding Company, as Canadian administrative agent and Canadian collateral agent, and the several lenders and financial institutions from time to time parties thereto. Pursuant to the ABL Amendment, the Company (i) converted approximately $214 million of commitments under the ABL Credit Facility into a term loan (the “ABL Term Loan”), (ii) extended the maturity date of approximately $1,537 million of the commitments under the ABL Credit Facility (the “ABL Revolving Credit Facility”) from August 30, 2012 to the later of April 1, 2014 and the maturity date of the extended term loans under the Cash Flow Amendment, and (iii) reduced the total commitments under the ABL Credit Facility by approximately $45 million. The ABL Term Loan does not amortize and the entire principal amount thereof is due and payable on the later of April 1, 2014 and the maturity date of the extended Term Loans under the Senior Secured Credit Facility, as amended. The remaining approximately $304 million of commitments under the ABL Credit Facility matures on the original maturity date of such commitments, i.e. August 30, 2012. In addition, the ABL Amendment provided for a borrowing rate of Prime plus 2.25% or LIBOR plus 3.25% per annum applicable to the ABL Term Loan and increased the borrowing margins applicable to the extended portions of the ABL Revolving Credit Facility by 175 basis points and the commitment fee applicable to such portion by 50 basis points. The non-extended ABL Revolving Credit Facility continues to bear interest at Prime plus 0.5% or LIBOR plus 1.5% per annum at the Company’s election.

As of August 1, 2010, the ABL Credit Facility had an outstanding balance of $214 million, comprised entirely of $214 million under the ABL Term Loan due April 2, 2014. There were no amounts outstanding under the ABL Revolving Credit Facility. As of August 1, 2010, the ABL Term Loan bears a weighted-average interest rate of 3.66%. As of August 1, 2010, the Company had available borrowings under the ABL Credit Facility of $1,096 million, after giving effect to the borrowing base limitations and letters of credit issued and including $121 million of borrowings available on qualifying cash balances. The Company can use up to $400 million of its available borrowing under the ABL Credit Facility for Letters of Credit which are charged a fee of 1.5% per annum. As of August 1, 2010, there were $73 million of Letters of Credit outstanding under the ABL Credit Facility.

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

As of August 1, 2010, there were no outstanding borrowings under the ABL Credit Facility from Lehman Brothers. The Administrative Agent of the ABL Credit Facility holds $29 million in escrow funds, which are available to honor Lehman Brothers’ pro rata portion of any ABL Credit Facility draw. The combined available unfunded commitment from Lehman Brothers as of August 1, 2010 (without taking into consideration the ABL

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Credit Facility borrowing base limitations) was approximately $66 million. As of August 1, 2010, outstanding borrowings under the Revolving Credit Facility from Woodlands were $67 million.

12.0% Senior Notes and 13.5% Senior Subordinated Notes

The Company issued $2.5 billion of Senior Notes due 2014 bearing interest at a rate of 12.0% (the “12.0% Senior Notes”). Interest payments are due each March and September 1st through maturity.

The Company issued $1.3 billion of Senior Subordinated Notes due 2015 bearing interest at a rate of 13.5% (the “13.5% Senior Subordinated Notes”). Interest payments are due each March and September 1st through maturity except that the first eight payment periods through September 2011 must be paid in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than being paid in cash. During first quarter 2009, the Company repurchased $252 million principal amount, plus accrued interest of $15 million, of the 13.5% Senior Subordinated Notes. As a result of PIK interest capitalizations and the extinguishment of a portion of the principal, as of August 1, 2010, the outstanding principal balance of the 13.5% Senior Subordinated Notes was $1.5 billion.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

HD Supply is involved in litigation from time to time in the ordinary course of business. In management’s opinion, none of the proceedings are material in relation to the consolidated operations, cash flows, or financial position of HD Supply and the Company has adequate reserves to cover its estimated probable loss exposure.

Item 1A. Risk Factors

We discuss in our annual report on Form 10-K for the year ended January 31, 2010 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our annual report on Form 10-K was filed. There have been no material changes to the risk factors disclosed in our annual report on Form 10-K. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report together with those previously disclosed in the annual report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-looking statements and information” in this report.

Item 5. Other Information

On September 10, 2010, the Company and John Stegeman, the Executive President of the Company, entered into an amendment to his letter of employment (the “Amendment”). Under the Amendment, in his role as our Executive President, Mr. Stegeman will serve as the President of HD Supply Construction Supply (dba White Cap Construction Supply) and will continue to provide advisory services for the following lines of business: HD Supply Waterworks, HD Supply Electrical, HD Supply Plumbing/HVAC, and HD Supply Canada. Mr. Stegeman's salary and bonus opportunity level will remain the same, but his bonus will be calculated on the basis of performance targets for the White Cap Construction Supply business and his personal performance as determined by the Company. The other terms of Mr. Stegeman's original employment letter, including the benefits to which he is entitled and the restrictive covenants applicable to him remain unchanged. A copy of the Amendment is attached to this Form 10-Q as Exhibit 10.1.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the U.S. Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

10.1	Amendment to Letter of Employment, dated as of September 10, 2010, by and between HD Supply, Inc. and John Stegeman

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC. (Registrant)

September 13, 2010	By:	/S/ JOSEPH J. DEANGELO
(Date)		Joseph J. DeAngelo
President and Chief Executive Officer

/S/ RONALD J. DOMANICO
Ronald J. Domanico
Senior Vice President and Chief Financial Officer