Form 10-Q
period 2010-10-31
HD SUPPLY, INC.
filed 2010-12-08
CIK 1465264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

As of December 6, 2010 there were 1,000 shares of common stock of HD Supply, Inc. outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in millions, unaudited

	Three Months Ended		Nine Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Net Sales	$1,993	$1,932	$5,778	$5,826
Cost of sales	1,445	1,417	4,181	4,256

Gross Profit	548	515	1,597	1,570
Operating expenses:
Selling, general and administrative	420	409	1,269	1,266
Depreciation and amortization	90	97	277	290
Restructuring	–	3	8	14
Goodwill impairment	–	224	–	224

Total operating expenses	510	733	1,554	1,794

Operating Income (Loss)	38	(218)	43	(224)

Interest expense	153	148	464	449
Other (income) expense, net	(1)	(3)	–	(205)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(114)	(363)	(421)	(468)
Provision (benefit) for income taxes	(15)	(105)	(5)	(131)

Income (Loss) from Continuing Operations	(99)	(258)	(416)	(337)
Loss from discontinued operations, net of tax benefit of $-, $6, $-, and $6, respectively	–	(9)	–	(9)

Net Income (Loss)	$(99)	$(267)	$(416)	$(346)

The accompanying notes are an integral part of these financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share data, unaudited

	October 31, 2010	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$80	$539
Receivables, less allowance for doubtful accounts of $43 and $53	1,053	846
Inventories	1,077	1,018
Deferred tax asset	146	169
Other current assets	54	230

Total current assets	2,410	2,802

Property and equipment, net	399	453
Goodwill	3,150	3,149
Intangible assets, net	1,057	1,253
Other assets	189	188

Total assets	$7,205	$7,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$797	$484
Accrued compensation and benefits	120	84
Current installments of long-term debt	10	10
Other current liabilities	229	299

Total current liabilities	1,156	877

Long-term debt, excluding current installments	5,251	5,765
Deferred tax liabilities	160	203
Other liabilities	346	312

Total liabilities	6,913	7,157

Stockholders’ equity:
Common stock, par value $0.01; authorized 1,000 shares; issued 1,000 shares at October 31, 2010 and January 31, 2010	–	–
Paid-in capital	2,656	2,643
Accumulated deficit	(2,360)	(1,944)
Accumulated other comprehensive loss	(4)	(11)

Total stockholders’ equity	292	688

Total liabilities and stockholders’ equity	$7,205	$7,845

The accompanying notes are an integral part of these financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	October 31, 2010	November 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(416)	$(346)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	279	295
Provision for uncollectibles	10	16
Non-cash interest expense	191	177
Stock-based compensation expense	13	13
Deferred income taxes	(14)	(137)
Unrealized derivative (gain) loss	(5)	(7)
Loss (gain) on extinguishment of debt	2	(200)
Goodwill and other asset impairments	1	245
Other	5	1
Changes in assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in receivables	(206)	91
(Increase) decrease in inventories	(41)	138
(Increase) decrease in other current assets	226	144
(Increase) decrease in other assets	–	1
Increase (decrease) in accounts payable and accrued liabilities	262	(231)
Increase (decrease) in other long-term liabilities	8	5

Net cash provided by (used in) operating activities	315	205

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34)	(41)
Refunds (payments) for businesses acquired, net	–	6
Proceeds from sales of property and equipment	1	6
Proceeds from sale of a business	–	3

Net cash provided by (used in) investing activities	(33)	(26)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution	1	–
Repayments of long-term debt	(38)	(70)
Borrowings on long-term revolver debt	178	5
Repayments on long-term revolver debt	(850)	(160)
Debt modification costs	(34)	–

Net cash provided by (used in) financing activities	(743)	(225)

Increase (decrease) in cash and cash equivalents	$(461)	$(46)
Effect of exchange rates on cash and cash equivalents	2	2
Cash and cash equivalents at beginning of period	539	771

Cash and cash equivalents at end of period	$80	$727

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

Nature of Business

HD Supply, Inc. (the “Company” or “HD Supply”) is one of the largest wholesale distributors in the United States and Canada based on sales serving three distinct market sectors: Infrastructure & Energy, Maintenance, Repair & Improvement and Specialty Construction, each of which offers different products and services to the end customer. The three market sectors are made up of ten wholesale distribution businesses. Through approximately 765 locations across the United States and Canada, HD Supply operates a diverse portfolio of distribution businesses that provide over one million SKUs to over 450,000 professional customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal years ending January 30, 2011 (“fiscal 2010”) and January 31, 2010 (“fiscal 2009”) both include 52 weeks. The three months ended October 31, 2010 and November 1, 2009 both include 13 weeks and the nine months ended October 31, 2010 and November 1, 2009 both include 39 weeks.

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

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile, workers’ compensation, and is self-insured for medical claims and certain

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At October 31, 2010 and January 31, 2010, self-insurance reserves totaled $102 million and $105 million, respectively.

NOTE 2 – ACQUISITION & DISCONTINUED OPERATIONS

Acquisition

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

As a condition of the agreement, HD Supply retained certain facilities that have been shut down. The Company is actively marketing the owned properties for sale. These facilities are recorded at fair value less costs to sell for a net value of $9 million and are presented within Other current assets in the Consolidated Balance Sheets. During the third quarter of fiscal 2009, due to continued deterioration in the commercial real estate markets, the Company recognized an $8 million impairment charge for the decline in fair value of these facilities. In addition, the net present value of on-going lease liabilities and other occupancy costs, net of expected sublease income, have been accrued and are presented as Other current liabilities and Other liabilities in the Consolidated Balance Sheets. The Company regularly reviews the assumptions used to estimate the net present value of these lease liabilities. During the third quarter of fiscal 2009, as a result of continued deterioration in the commercial real estate markets, the Company recognized a $7 million charge to increase these liabilities, primarily due to expected sublease income differing from the original assumptions. In accordance with U.S. GAAP, these charges and other expenses of the discontinued operations are presented net of tax as one line item, Loss from discontinued operations, in the Consolidated Statements of Operations.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

from Home Depot for the working capital adjustment and settlement of other items finalizing the purchase price of the Transactions.

Home Depot

HD Supply derived revenue from the sale of products to Home Depot of $74 million and $221 million in the three and nine months ended October 31, 2010, respectively, and $70 million and $228 million in the three and nine months ended November 1, 2009, respectively. The revenue was recorded at an amount that generally approximates fair value, but may not necessarily represent a price an unrelated third party would pay. Accounts receivable from the sale of products to Home Depot were $29 million and $27 million at October 31, 2010 and January 31, 2010, respectively, and are included within Receivables in the Consolidated Balance Sheets.

Equity Sponsors

In conjunction with the closing of the Transactions, the Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee (“Sponsor Management Fee”) and related expenses. The three and nine months ended October 31, 2010 include $1 million and $4 million, respectively, in Sponsor Management Fees and related expenses. The three and nine months ended November 1, 2009 include $1 million and $4 million, respectively, in Sponsor Management Fees and related expenses. These charges are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Management of the Company has been informed that, as of October 31, 2010, affiliates of certain of the Equity Sponsors beneficially owned approximately $833 million aggregate principal amount, or 33%, of the Company’s 12.0% Senior Notes due 2014 and $626 million aggregate principal amount, or 39%, of the Company’s 13.5% Senior Subordinated Notes due 2015.

Other related parties

HD Supply purchased products and services from affiliates of the Equity Sponsors for approximately $8 million and $41 million in the three and nine months ended October 31, 2010, respectively, and $16 million and $51 million in the three and nine months ended November 1, 2009, respectively. In addition, HD Supply sold product to affiliates of the Equity Sponsors for less than $1 million and $1 million in the three and nine months ended October 31, 2010, respectively, and less than $1 million and $2 million in the three and nine months ended November 1, 2009, respectively. Management believes these transactions were conducted at prices an unrelated third party would pay.

NOTE 4 – GOODWILL

The carrying amount of goodwill by reporting unit as of October 31, 2010 and January 31, 2010 is as follows (amounts in millions):

	October 31, 2010			January 31, 2010
	Gross Goodwill	Accumulated Impairments	Net Goodwill	Gross Goodwill	Accumulated Impairments	Net Goodwill
Waterworks	$1,855	$(815)	$1,040	$1,855	$(815)	$1,040
Facilities Maintenance	1,474	–	1,474	1,474	–	1,474
White Cap	183	(74)	109	183	(74)	109
Utilities	296	(99)	197	295	(99)	196
IPVF	82	(82)	–	82	(82)	–
Plumbing	111	(111)	–	111	(111)	–
CTI	67	(67)	–	67	(67)	–
Crown Bolt	215	–	215	215	–	215
Repair & Remodel	125	(30)	95	125	(30)	95
Electrical	20	–	20	20	–	20

Total goodwill	$4,428	$(1,278)	$3,150	$4,427	$(1,278)	$3,149

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill represents the excess of purchase price over fair value of net assets acquired. HD Supply does not amortize goodwill, but does assess the recoverability of goodwill in the third quarter of each fiscal year. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests. Goodwill impairment testing is performed at the reporting unit level. There are ten reporting units within the Company to which goodwill was originally assigned.

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

HD Supply performed the annual goodwill impairment testing during the third quarter of fiscal 2010 for the seven reporting units with goodwill balances (goodwill balances at three reporting units were zero prior to the annual testing). The Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis and a market comparable method, with each method being equally weighted in the calculation.

Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market comparable approach. The cash flows employed in the DCF analyses are based on the Company’s most recent long-range forecast and, for years beyond the forecast, the Company’s estimates, which are based on estimated exit multiples ranging from six to seven times the final forecasted year earnings before interest, taxes, depreciation and amortization. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units and range from 12% to 15%. For the market comparable approach, the Company evaluated comparable company public trading values, using earnings multiples and sales multiples that are used to value the reporting units.

There was no indication of impairment in any of the Company’s reporting units during the third quarter of fiscal 2010 testing and accordingly, the second step of the goodwill impairment analysis was not performed. As of October 31, 2010, the fair value of the reporting units exceeded their carrying value by the following percentages: 4% for Waterworks, 30% for Facilities Maintenance, 40% for White Cap, 5% for Utilities, 32% for Crown Bolt, 3% for Repair & Remodel, and 86% for Electrical.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The annual goodwill impairment testing during the third quarter of fiscal 2009 resulted in a non-cash, pre-tax, goodwill impairment charge of $224 million at four of the Company’s ten reporting units. Total non-cash, pre-tax, goodwill impairment charges for the three months ended October 31, 2010 and November 1, 2009 are as follows (amounts in millions):

	Three Months Ended October 31, 2010			Three Months Ended November 1, 2009
	Assigned Goodwill	Impairment Charge	Remaining Goodwill	Assigned Goodwill	Impairment Charge	Remaining Goodwill
Waterworks	$1,040	–	$1,040	$1,174	$(134)	$1,040
Utilities	197	–	197	250	(54)	196
IPVF	–	–	–	6	(6)	–
Repair & Remodel	95	–	95	125	(30)	95
All other reporting units	1,818	–	1,818	1,818	–	1,818

Total goodwill	$3,150	–	$3,150	$3,373	$(224)	$3,149

The primary cause of impairment of the goodwill in the reporting units for the third quarter of fiscal 2009 was a reduction in expected future cash flows for these businesses as a result of the decline in the residential and commercial construction markets.

The following table presents the changes in goodwill for the nine months ended October 31, 2010 and November 1, 2009 (amounts in millions).

	Nine Months Ended
	October 31, 2010	November 1, 2009
Beginning Balance	$3,149	$3,368
Impairment	–	(224)
Currency translation adjustment	1	5

Ending Balance	$3,150	$3,149

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

NOTE 5 – DEBT

Long-term debt as of October 31, 2010 and January 31, 2010 consisted of the following (amounts in millions):

	October 31, 2010	January 31, 2010
Term Loan due August 30, 2012	$74	$978
Term Loan due April 1, 2014	866	–
Revolving Credit Facility due August 30, 2013	–	300
ABL Revolving Credit Facility due August 30, 2012	2	596
ABL Revolving Credit Facility due April 1, 2014	8	–
ABL Term Loan due April 1, 2014	214	–
12.0% Senior Notes due September 1, 2014	2,500	2,500
13.5% Senior Subordinated Notes due September 1, 2015	1,597	1,401

Total long-term debt	5,261	5,775
Less current installments	(10)	(10)

Long-term debt, excluding current installments	$5,251	$5,765

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Agreement Amendments and The Home Depot, Inc. Consent

The Company maintains a $1.3 billion senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a $1.0 billion original principal term loan (the “Term Loan”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). On March 19, 2010, the Company entered into Amendment No. 3 (the “Cash Flow Amendment”) to its Senior Secured Credit Facility, dated as of August 30, 2007, by and among the Company, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and the other lenders and financial institutions from time to time party thereto. The Cash Flow Amendment extended the maturity date from August 30, 2012 to April 1, 2014 of approximately $874 million in principal amount of outstanding Term Loans under the Senior Secured Credit Facility. THD, which guarantees payment of the Term Loans under the Senior Secured Credit Facility (“THD Guarantee”), consented to the Cash Flow Amendment. Concurrently, THD and the Company entered into an agreement pursuant to which THD consented to any later amendment to the Senior Secured Credit Facility, as amended, (similar in form and substance to the Cash Flow Amendment) that would extend the maturity of the remaining approximately $104 million of outstanding Term Loans to a date that is not later than the maturity date in effect from time to time under the Cash Flow Amendment. In addition, the Company entered into a letter agreement with THD, pursuant to which the Company agreed that, while the THD Guarantee is outstanding, the Company would not voluntarily repurchase any 12.0% Senior Notes or 13.5% Senior Subordinated Notes, directly or indirectly, without THD’s prior written consent, subject to certain exceptions, including debt repurchases with equity or permitted refinancings. The Company also agreed to prepay $30 million in aggregate principal amount of non-extending Term Loans under the Senior Secured Credit Facility. This prepayment was completed during the first quarter of fiscal 2010. The maturity date of the extended outstanding Term Loans may be further extended to a date not later than June 1, 2014, without further consent by the lenders, if THD provides a notice electing to extend its guarantee of the Term Loans to such later date. However, THD is under no obligation to provide such notice or make such election to further extend its guarantee, and the Company cannot provide any assurance that THD will provide such notice or make such election or on what terms it might do so. The remaining outstanding non-extended Term Loans will mature on the original maturity date of such loans, i.e. August 30, 2012. All Terms Loans outstanding under the Senior Secured Credit Facility, as amended, amortize in nominal quarterly installments equal to 0.25% of the original aggregate principal amount of the Term Loans. The Cash Flow Amendment also increased the borrowing margins applicable to the extended portion of the Term Loans by 150 basis points. The remaining non-extended Term Loans continue to bear interest at Prime plus 0.25% or LIBOR plus 1.25% at the Company’s election. As of October 31, 2010, amounts outstanding under the Term Loan due August 30, 2012 and April 1, 2014 bear interest rates of 1.78% and 3.28%, respectively. There were no amounts outstanding under the Revolving Credit Facility as of October 31, 2010.

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

The Company maintains a $2.1 billion asset based lending credit agreement (the “ABL Credit Facility”) subject to borrowing base limitations. On March 19, 2010, the Company also entered into the Limited Consent and Amendment No. 3 (the “ABL Amendment”) to its ABL Credit Facility, dated as of August 30, 2007, by and among the Company, certain subsidiaries of the Company, GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent and collateral agent, GE Canada Finance Holding Company, as Canadian administrative agent and Canadian collateral agent, and the several lenders and

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

financial institutions from time to time parties thereto. Pursuant to the ABL Amendment, the Company (i) converted approximately $214 million of commitments under the ABL Credit Facility into a term loan (the “ABL Term Loan”), (ii) extended the maturity date of approximately $1,537 million of the commitments under the ABL Credit Facility (the “ABL Revolving Credit Facility”) from August 30, 2012 to the later of April 1, 2014 and the maturity date of the extended Term Loans under the Cash Flow Amendment, and (iii) reduced the total commitments under the ABL Credit Facility by approximately $45 million. The ABL Term Loan does not amortize and the entire principal amount thereof is due and payable on the later of April 1, 2014 and the maturity date of the extended Term Loans under the Senior Secured Credit Facility, as amended. The remaining approximately $304 million of commitments under the ABL Credit Facility matures on the original maturity date of such commitments, i.e. August 30, 2012. In addition, the ABL Amendment provided for a borrowing rate of Prime plus 2.25% or LIBOR plus 3.25% per annum applicable to the ABL Term Loan and increased the borrowing margins applicable to the extended portion of the ABL Revolving Credit Facility by 175 basis points and the commitment fee applicable to such portion by 50 basis points. The non-extended ABL Revolving Credit Facility continues to bear interest at Prime plus 0.5% or LIBOR plus 1.5% per annum at the Company’s election. As of October 31, 2010, the ABL Term Loan bears an interest rate of 3.52% and the amounts outstanding under the ABL Revolving Credit Facility due August 30, 2012 and April 1, 2014 bear interest rates of 1.76% and 3.51%, respectively. As of October 31, 2010, there were $71 million of Letters of Credit outstanding under the ABL Credit Facility.

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

As of October 31, 2010, outstanding borrowings under the ABL Credit Facility from Lehman Brothers were less than $1 million. The Administrative Agent of the ABL Credit Facility holds approximately $28 million in escrow funds, which are available to honor Lehman Brothers’ pro rata portion of any ABL Credit Facility draw. The combined available unfunded commitment from Lehman Brothers as of October 31, 2010 (without taking into consideration the ABL Credit Facility borrowing base limitations) was approximately $67 million. As of October 31, 2010, there were no outstanding borrowings under the Revolving Credit Facility from Woodlands.

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

NOTE 6 – DERIVATIVE INSTRUMENTS

The Company maintains interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. At execution, the swaps were designated

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On the date of de-designation, the aggregate fair value of the swaps was a liability of $6 million. In accordance with the derivatives and hedging principles of U.S. GAAP (ASC 815, Derivatives and Hedging), the net loss was retained in Accumulated other comprehensive income (loss) (“OCI”) and is being reclassified into earnings in the same periods in which the original hedged forecasted transactions affect earnings. The Company expects to reclassify the remaining less than $1 million in unrealized losses from OCI into Interest expense during the fourth quarter of fiscal 2010. Changes in the fair value of the swaps following the date of de-designation are recognized currently in earnings.

As of October 31, 2010 and January 31, 2010, the aggregate fair value of the swaps was a liability of $2 million and $7 million, respectively. During fiscal 2009, the swaps had a weighted average combined notional value of $400 million, of which $200 million expired in January 2010. The remaining swaps have a $200 million combined notional value and expire in January 2011. On June 16, 2009, Lehman assigned the counterparty position on the two interest rate swaps maturing in January 2011 to Wells Fargo Foothill, LLC.

The following tables summarize the location and amounts of the fair values and gains or losses related to derivatives included in HD Supply’s financial statements as of October 31, 2010 and January 31, 2010 and for the three and nine months ended October 31, 2010 and November 1, 2009 (amounts in millions):

		As of
	Location of fair value in balance sheet	October 31, 2010	January 31, 2010
Interest rate swaps	Other current liabilities	$2	$7

		Three Months Ended		Nine Months Ended
	Location of gain (loss) in statement of operations	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Interest rate swaps
Changes in fair value	Other income (expense), net	$ 2	$ 2	$ 5	$ 7
Amortization of net loss remaining in OCI at de-designation	Interest (expense)	–	(1)	(1)	(3)
Settlements	Interest (expense)	(2)	(3)	(6)	(10)

NOTE 7 – FAIR VALUE MEASUREMENTS

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial assets and liabilities measured at fair value on a recurring basis at October 31, 2010 and January 31, 2010, were as follows (amounts in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At October 31, 2010:
Interest Rate Swap Contracts	$ –	$ (2)	$ –	$ (2)
At January 31, 2010:
Cash Equivalents	$ 322	$ –	$ –	$ 322
Interest Rate Swap Contracts	–	(7)	–	(7)

The Company’s financial instruments that are not reflected at fair value on the balance sheet were as follows as of October 31, 2010 and January 31, 2010 (amounts in millions):

	As of October 31, 2010		As of January 31, 2010
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Term Loan due August 30, 2012	$ 74	$ 72	$ 978	$ 929
Term Loan due April 1, 2014	866	866	–	–
Revolving Credit Facility due August 30, 2013	–	–	300	246
ABL Revolving Credit Facility due August 30, 2012	2	2	596	515
ABL Revolving Credit Facility due April 1, 2014	8	8	–	–
ABL Term Loan due April 1, 2014	214	206	–	–
12.0% Senior Notes due September 1, 2014	2,500	2,250	2,500	1,775
13.5% Senior Subordinated Notes due September 1, 2015	1,597	1,118	1,401	715

Total	$ 5,261	$ 4,522	$ 5,775	$ 4,180

(1) These amounts do not include accrued interest; accrued interest is classified as Other current liabilities in the accompanying Consolidated Balance Sheets.

The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt.

The Term Loan is guaranteed by Home Depot. Based on a review of the fair value of debt issued by companies with similar credit ratings as Home Depot, Management estimates that as of October 31, 2010 the fair value of the Term Loan due August 30, 2012 is approximately 97-100% of the principal value, or $72 million, and the Term Loan due April 1, 2014 is approximately 99-101% of principal, or $866 million. Management estimated that as of January 31, 2010 the fair value of the Term Loan due August 30, 2012 was approximately 93-97% of the principal value, or $929 million.

The Company’s fair value estimates for the ABL Credit Facility, 12.0% Senior Notes, and 13.5% Senior Subordinated Notes were based on recent similar credit facilities initiated by companies with like credit quality in similar industries, quoted prices for similar instruments, and inquiries with certain investment communities. Based on this data, Management estimates that as of October 31, 2010 the fair value of the ABL Revolving Credit Facility due August 30, 2012 is approximately 90-97% of the principal value, or $2 million, the fair value of the ABL Revolving Credit Facility due April 1, 2014 is approximately 93-100% of the principal value, or $8 million, the fair value of the ABL Term Loan due April 1, 2014 is approximately 93-100% of the principal value, or $206 million, the fair value of the 12.0% Senior Notes is approximately 80-100% of the principal value, or $2,250 million, and the fair value of the 13.5% Senior Subordinated Notes is approximately 60-80% of principal value, or $1,118 million. Management estimated that as of January 31, 2010 the fair value of the Revolving Credit Facility was approximately 77-87% of the principal value, or $246 million, the fair value of the ABL Credit Facility was approximately 83-90% of the principal value, or $515 million, the fair value of the 12.0% Senior Notes was approximately 60-82% of the principal value, or $1,775 million, and the fair value of the 13.5% Senior Subordinated Notes was approximately 40-62% of principal value, or $715 million.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – INCOME TAXES

As of October 31, 2010, HD Supply’s combined federal, state and foreign effective tax rate for continuing operations for the fiscal year ending January 30, 2011 is a 1.3% benefit, reflecting the impact of a $142 million increase in the valuation allowance on deferred tax assets. HD Supply’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other charges, as well as discrete events, such as settlements of audits. The Company is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes.

The Company’s unrecognized tax benefits at January 31, 2010 in accordance with the income taxes principles of U.S. GAAP (ASC 740, Income Taxes) were $190 million. During the three months ended October 31, 2010, the balance for unrecognized tax benefits increased $3 million as a result of gross increases for tax positions in a prior period. During the nine months ended October 31, 2010, the balance for unrecognized tax benefits decreased $47 million as a result of gross decreases for tax positions in a prior period. The Company’s ending balance at October 31, 2010 for unrecognized tax benefits was $143 million. The Company’s ending net accrual for interest related to unrecognized tax benefits at October 31, 2010 and January 31, 2010 was $15 million and $12 million, respectively.

Management regularly assesses the realization of the Company’s net deferred tax assets and the need for any valuation allowance. This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. HD Supply has deferred tax assets for net operating losses of $201 million as of October 31, 2010, prior to any valuation allowance or reclassification required pursuant to the income taxes principles of U.S. GAAP, for federal and state jurisdictions which expire between 2012 and 2029. A valuation allowance of $151 million was provided for as of October 31, 2010 for certain federal and state net operating losses for which it is not “more likely than not” that the Company will be able to fully realize the related deferred tax asset. Management believes that it is reasonably possible that a material adjustment of the valuation allowance could occur within one year.

During the first quarter of fiscal 2010, the Company designated the undistributed earnings of certain of its foreign operations as not permanently reinvested and, as a result, during the nine months ended October 31, 2010, recorded a deferred tax liability of approximately $1 million. In general, to the extent the Company’s financial reporting book basis over tax basis of a foreign subsidiary exceeds the cash available for repatriation, deferred taxes have not been provided, as they are essentially permanent in duration.

NOTE 9 – STOCK-BASED COMPENSATION

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The offering period for the Option Exchange Program commenced on January 15, 2010 and expired on February 2, 2010. Participation in the Option Exchange Program was voluntary. However, once an eligible employee elected to participate, all of his or her Eligible Options were exchanged. Once the offer to exchange expired, all Eligible Options that were surrendered for exchange were cancelled and the New Options were granted.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 1,000 shares of common stock, par value $0.01 per share. As of October 31, 2010 and January 31, 2010, 1,000 shares were issued and outstanding.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of the following components (amounts in millions):

	October 31, 2010	January 31, 2010
Cumulative foreign currency translation adjustment, net	$(4)	$(10)
Unrealized losses on derivatives, net	–	(1)

Total accumulated other comprehensive income (loss)	$(4)	$(11)

Total Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of the following components (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009

Net income (loss)	$(99)	$(267)	$(416)	$(346)
Other comprehensive income (loss):
Unrealized losses on derivatives, net of tax of $- , $-, $-, and $1	1	1	1	2
Foreign currency translation adjustment	–	(1)	6	17

Total comprehensive income (loss)	$(98)	$(267)	$(409)	$(327)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of October 31, 2010 and January 31, 2010 consisted of the following (amounts in millions):

	October 31, 2010	January 31, 2010
Trade receivables, net of allowance for doubtful accounts	$ 987	$ 788
Vendor rebate receivables	56	49
Other receivables	10	9

Total receivables, net	$ 1,053	$ 846

Other Current Liabilities

Other current liabilities as of October 31, 2010 and January 31, 2010 consisted of the following (amounts in millions):

	October 31, 2010	January 31, 2010
Accrued interest	$ 54	$ 129
Accrued non-income taxes	44	28
Branch closure & consolidation reserves	21	30
Other	110	112

Total other current liabilities	$ 229	$ 299

Significant Non-Cash Transactions

Interest payments on the 13.5% Senior Subordinated Notes are due each March and September 1st through maturity except that the first eight payment periods through September 2011 shall be paid in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than be paid in cash. The Company made PIK interest payments during the three months ended October 31, 2010 and November 1, 2009 of $101 million and $89 million, respectively, increasing the outstanding balance of the 13.5% Senior Subordinated Notes. The Company made PIK interest payments during the nine months ended October 31, 2010 and November 1, 2009 of $196 million and $172 million, respectively, increasing the outstanding balance of the 13.5% Senior Subordinated Notes.

Supplemental Cash Flow Information

Cash paid for interest in the nine months ended October 31, 2010 and November 1, 2009 was $349 million and $346 million, respectively. During the first quarter of fiscal 2010, as a result of recent tax legislation regarding net operating loss carry-back periods, the Company filed for and received a cash refund of $220 million from the Internal Revenue Service for income tax previously paid. During the second quarter of fiscal 2009, the Company received a cash refund of $134 million from the Internal Revenue Service for income tax previously paid. Cash paid or received for income taxes, net of refunds, in the nine months ended October 31, 2010 and November 1, 2009 was an approximate $214 million net refund and $127 million net refund, respectively.

NOTE 12 – BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

Fiscal 2009 Plan

In the third quarter of fiscal 2009, the Company initiated a plan to further restructure its businesses which included evaluating opportunities to consolidate branches, further reduce costs, more efficiently employ working capital and streamline activities. Under this plan, management determined to close or consolidate approximately 25 branches and reduce workforce personnel by approximately 500 employees.

During the three and nine months ended October 31, 2010, the Company recognized less than $1 million and $6 million, respectively, in restructuring charges for branch closure and consolidation charges under the Fiscal 2009 Plan. During fiscal 2009, the Company recognized $30 million in charges for liquidation of excess inventory and branch closure and consolidation charges, of which $13 million was recorded in the nine months ended

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 1, 2009. The inventory liquidation charges were recorded to Cost of sales and all other cash and non-cash restructuring charges were recorded to Restructuring expense in the Consolidated Statements of Operations. Under the Fiscal 2009 Plan, as of October 31, 2010, the Company has completed the closure of substantially all of the expected approximately 25 branches and reduced workforce personnel by approximately 475 employees and expects to incur less than $1 million in remaining charges during the fourth quarter of fiscal 2010.

The following table presents the activity during the first nine months of fiscal 2010 for the liability balance, included in Other current liabilities and Other liabilities in the Consolidated Balance Sheets, related to closure and consolidation activities under the Fiscal 2009 Plan (amounts in millions):

	Severance	Occupancy Costs	Other	Total

Balance – January 31, 2010	$3	$7	$2	$12
Additions for restructuring charges	2	2	2	6
Cash payments	(4)	(1)	(2)	(7)

Balance – October 31, 2010	$1	$8	$2	$11

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

The following table presents the activity for the liability balance, included in Other current liabilities and Other liabilities, related to closure and consolidation activities under the Transactions and Acquisition Integration plans (amounts in millions):

	Occupancy Costs	Other	Total

Balance – January 31, 2010	$54	$5	$59
Adjustments	2	–	2
Cash payments	(14)	(1)	(15)

Balance – October 31, 2010	$42	$4	$46

The Company regularly reviews the assumptions used to estimate the net present value of the on-going lease liabilities and other occupancy costs, net of expected sublease income. During the nine months ended October 31, 2010, the Company recorded an additional $2 million in occupancy costs due to actual results differing from the original assumptions. During the nine months ended November 1, 2009, the Company incurred restructuring charges under these plans of $10 million primarily related to severance.

As of October 31, 2010, approximately $21 million of the liability balances for all branch closure and consolidation activities is classified as a current liability on the Company’s Consolidated Balance Sheet. Payments for severance are expected to be completed during fiscal 2010. Payments for occupancy costs, which represent the net present value of future lease obligations, including rent, taxes, utilities, etc., less estimated sublease income of the closed branches, and for other costs, which relate primarily to equipment and vehicle leases, are expected to be substantially complete over the next five years, with certain property lease obligations extending out as far as fourteen years. The Company continues to actively pursue buyout options or subleasing tenants for the leased properties. The timing of cash payments related to the branch closure and consolidation activities could change depending on the success and timing of entering into these types of agreements.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

HD Supply evaluates performance of each segment based on operating income before restructuring charges and goodwill impairments. The following table presents Net sales and operating income before charges by segment for the periods indicated (amounts in millions):

	Three Months Ended
	October 31, 2010		November 1, 2009
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

Waterworks	$461	$7	$446	$3
Facilities Maintenance	438	53	425	57
White Cap	234	(5)	232	(12)
Utilities	263	8	249	7
IPVF	150	8	159	10
Plumbing	105	(8)	108	(9)
CTI	55	(4)	66	(8)
Other, Corporate, & Eliminations	287	(21)	247	(30)

Total operations before charges	$1,993	$38	$1,932	$18

Restructuring charge(1)		–		12
Goodwill impairment		–		224

Total operating income (loss)		38		(218)
Interest expense		153		148
Other (income) expense, net		(1)		(3)

Income (loss) from continuing operations before provision for income taxes		$(114)		$(363)

	Nine Months Ended
	October 31, 2010		November 1, 2009
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

Waterworks	$1,318	$7	$1,309	$8
Facilities Maintenance	1,305	151	1,256	157
White Cap	667	(33)	692	(51)
Utilities	746	20	769	26
IPVF	433	21	514	39
Plumbing	316	(23)	345	(26)
CTI	168	(20)	174	(37)
Other, Corporate, & Eliminations	825	(72)	767	(93)

Total operations before charges	$5,778	$51	$5,826	$23

Restructuring charge(1)		8		23
Goodwill impairment		–		224

Total operating income (loss)		43		(224)
Interest expense		464		449
Other (income) expense, net		–		(205)

Income (loss) from continuing operations before provision for income taxes		$(421)		$(468)

(1) The restructuring charge in the three and nine months ended November 1, 2009 includes $9 million for inventory liquidation charges, which is included in Cost of sales in the Consolidated Statements of Operations.

NOTE 15 – SUBSIDIARY GUARANTORS

The Company has issued 12.0% Senior Notes and 13.5% Senior Subordinated Notes (collectively the “Notes”) guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly-owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several. The subsidiaries of the Company that do not guarantee the Notes (“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of the Company and are made

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

up of the Company’s operations in Canada and a non-operating subsidiary in the United States that holds an investment of $327 million in principal, $176 million net of the discount at October 31, 2010, of the Company’s 13.5% Senior Subordinated Notes, which is eliminated in consolidation.

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

CONDENSED CONSOLIDATING INCOME STATEMENTS

	Three Months Ended October 31, 2010
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$1,875	$118	$–	$1,993
Cost of sales	–	1,355	90	–	1,445

Gross Profit	–	520	28	–	548
Operating expenses:
Selling, general and administrative	20	379	21	–	420
Depreciation and amortization	4	86	–	–	90

Total operating expenses	24	465	21	–	510

Operating Income (Loss)	(24)	55	7	–	38
Interest expense	173	85	–	(105)	153
Interest (income)	(86)	–	(19)	105	–
Other (income) expense, net	(1)	–	–	–	(1)
Net loss of equity affiliates	7	–	–	(7)	–

Income (Loss) Before Provision (Benefit) for Income Taxes	(117)	(30)	26	7	(114)
Provision (benefit) for income taxes	(18)	(6)	9	–	(15)

Net Income (Loss)	$(99)	$(24)	$17	$7	$(99)

	Three Months Ended November 1, 2009
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$1,827	$105	$–	$1,932
Cost of sales	–	1,336	81	–	1,417

Gross Profit	–	491	24	–	515
Operating expenses:
Selling, general and administrative	22	368	19	–	409
Depreciation and amortization	5	91	1	–	97
Restructuring	–	3	–	–	3
Goodwill impairment	–	201	23		224

Total operating expenses	27	663	43	–	733

Operating Income (Loss)	(27)	(172)	(19)	–	(218)
Interest expense	167	86	–	(105)	148
Interest (income)	(85)	(3)	(17)	105	–
Other (income) expense, net	(3)	–	–	–	(3)
Net loss of equity affiliates	191	–	–	(191)	–

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(297)	(255)	(2)	191	(363)
Provision (benefit) for income taxes	(30)	(76)	1	–	(105)

Income (Loss) from Continuing Operations	(267)	(179)	(3)	191	(258)
Loss from discontinued operations, net of tax	–	(9)	–	–	(9)

Net Income (Loss)	$(267)	$(188)	$(3)	$191	$(267)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS (Continued)

	Nine Months Ended October 31, 2010
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$5,451	$327	$–	$5,778
Cost of sales	–	3,935	246	–	4,181

Gross Profit	–	1,516	81	–	1,597
Operating expenses:
Selling, general and administrative	67	1,141	61	–	1,269
Depreciation and amortization	13	262	2	–	277
Restructuring	–	8	–	–	8

Total operating expenses	80	1,411	63	–	1,554

Operating Income (Loss)	(80)	105	18	–	43
Interest expense	522	256	–	(314)	464
Interest (income)	(256)	(3)	(55)	314	–
Other (income) expense, net	–	–	–	–	–
Net loss of equity affiliates	99	–	–	(99)	–

Income (Loss) Before Provision (Benefit) for Income Taxes	(445)	(148)	73	99	(421)
Provision (benefit) for income taxes	(29)	(2)	26	–	(5)

Net Income (Loss)	$(416)	$(146)	$47	$99	$(416)

	Nine Months Ended November 1, 2009
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$5,546	$280	$–	$5,826
Cost of sales	–	4,043	213	–	4,256

Gross Profit	–	1,503	67	–	1,570
Operating expenses:
Selling, general and administrative	69	1,142	55	–	1,266
Depreciation and amortization	17	270	3	–	290
Restructuring	1	13	–	–	14
Goodwill impairment	–	201	23		224

Total operating expenses	87	1,626	81	–	1,794

Operating Income (Loss)	(87)	(123)	(14)	–	(224)
Interest expense	507	262	–	(320)	449
Interest (income)	(261)	(11)	(48)	320	–
Other (income) expense, net	(203)	7	(9)	–	(205)
Net loss of equity affiliates	251	–	–	(251)	–

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(381)	(381)	43	251	(468)
Provision (benefit) for income taxes	(35)	(107)	11	–	(131)

Income (Loss) from Continuing Operations	(346)	(274)	32	251	(337)
Loss from discontinued operations, net of tax	–	(9)	–	–	(9)

Net Income (Loss)	$(346)	$(283)	$32	$251	$(346)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	October 31, 2010
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$48	$9	$23	$–	$80
Receivables, net	2	970	81	–	1,053
Inventories	–	1,004	73	–	1,077
Deferred tax asset	42	80	5	19	146
Intercompany receivable	–	2	–	(2)	–
Other current assets	16	37	1	–	54

Total current assets	108	2,102	183	17	2,410

Property and equipment, net	62	330	7	–	399
Goodwill	–	3,132	18	–	3,150
Intangible assets, net	–	1,053	4	–	1,057
Deferred tax asset	105	–	2	(107)	–
Investment in subsidiaries	2,924	–	–	(2,924)	–
Intercompany notes receivable	3,054	275	–	(3,329)	–
Other assets	185	4	183	(183)	189

Total assets	$6,438	$6,896	$397	$(6,526)	$7,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18	$726	$53	$–	$797
Accrued compensation and benefits	29	85	6	–	120
Current installments of long-term debt	10	–	–	–	10
Intercompany accounts payable	–	–	2	(2)	–
Other current liabilities	83	134	12	–	229

Total current liabilities	140	945	73	(2)	1,156

Long-term debt, excluding current installments	5,427	–	–	(176)	5,251
Deferred tax liabilities	–	248	–	(88)	160
Intercompany notes payable	275	3,054	–	(3,329)	–
Other liabilities	304	45	4	(7)	346

Total liabilities	6,146	4,292	77	(3,602)	6,913

Stockholders’ equity	292	2,604	320	(2,924)	292

Total liabilities and stockholders’ equity	$6,438	$6,896	$397	$(6,526)	$7,205

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

	January 31, 2010
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$479	$8	$52	$–	$539
Receivables, net	1	785	60	–	846
Inventories	–	959	59	–	1,018
Deferred tax asset	50	115	4	–	169
Intercompany receivable	–	2	–	(2)	–
Other current assets	169	60	1	–	230

Total current assets	699	1,929	176	(2)	2,802

Property and equipment, net	72	373	8	–	453
Goodwill	–	3,132	17	–	3,149
Intangible assets, net	–	1,250	3	–	1,253
Deferred tax asset	113	–	2	(115)	–
Investment in subsidiaries	3,413	–	–	(3,413)	–
Intercompany notes receivable	2,937	369	–	(3,306)	–
Other assets	183	4	129	(128)	188

Total assets	$7,417	$7,057	$335	$(6,964)	$7,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18	$427	$39	$–	$484
Accrued compensation and benefits	14	64	6	–	84
Current installments of long-term debt	10	–	–	–	10
Intercompany accounts payable	–	–	2	(2)	–
Other current liabilities	170	119	10	–	299

Total current liabilities	212	610	57	(2)	877

Long-term debt, excluding current installments	5,877	–	–	(112)	5,765
Deferred tax liabilities	–	318	–	(115)	203
Intercompany notes payable	369	2,937	–	(3,306)	–
Other liabilities	271	53	4	(16)	312

Total liabilities	6,729	3,918	61	(3,551)	7,157

Stockholders’ equity	688	3,139	274	(3,413)	688

Total liabilities and stockholders’ equity	$7,417	$7,057	$335	$(6,964)	$7,845

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Nine Months Ended October 31, 2010
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net cash flows from operating activities	$ 266	$ 45	$ 4	$ –	$ 315
Cash flows from investing activities
Proceeds from (payments of) intercompany notes	–	(17)	–	17	–
Return of investment	33	–	–	(33)	–
Other investing activities	(4)	(27)	(2)	–	(33)

Net cash flows from investing activities	29	(44)	(2)	(16)	(33)
Cash flows from financing activities
Equity contribution (return of capital)	1	–	(33)	33	1
Borrowings (repayments) of intercompany notes	17	–	–	(17)	–
Repayments of long-term debt	(38)	–	–	–	(38)
Borrowings on long-term revolver	178				178
Repayments of long-term revolver	(850)	–	–	–	(850)
Other financing activities	(34)	–	–	–	(34)

Net cash flows from financing activities	(726)	–	(33)	16	(743)
Effect of exchange rates on cash	–	–	2	–	2

Net increase (decrease) in cash & cash equivalents	$ (431)	$ 1	$ (29)	$ –	$ (459)
Cash and cash equivalents at beginning of period	479	8	52	–	539

Cash and cash equivalents at end of period	$ 48	$ 9	$ 23	$ –	$ 80

	Nine Months Ended November 1, 2009
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net cash flows from operating activities	$ 227	$ (17)	$ 9	$ (14)	$ 205
Cash flows from investing activities
(Payments for) proceeds from debt & other investments	–	5	(67)	62	–
Investments in equity affiliates	(62)	–	–	62	–
Proceeds from (payments of) intercompany notes	12	61	–	(73)	–
Other investing activities	21	(46)	(1)	–	(26)

Net cash flows from investing activities	(29)	20	(68)	51	(26)
Cash flows from financing activities
Equity contribution	–	–	47	(47)	–
Borrowings (repayments) of intercompany notes	(60)	(12)	–	72	–
Repayments of long-term debt	(8)	–	–	(62)	(70)
Borrowings on long-term revolver	5	–	–	–	5
Repayments of long-term revolver	(160)	–	–	–	(160)
Other financing activities	–	(1)	1	–	–

Net cash flows from financing activities	(223)	(13)	48	(37)	(225)
Effect of exchange rates on cash	–	–	2	–	2

Net increase (decrease) in cash & cash equivalents	$ (25)	$ (10)	$ (9)	$ –	$ (44)
Cash and cash equivalents at beginning of period	698	17	56	–	771

Cash and cash equivalents at end of period	$ 673	$ 7	$ 47	$ –	$ 727

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

Multiple-deliverable revenue arrangements – In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). This ASU addresses how to separate deliverables under multiple-deliverable arrangements and how to measure and allocate arrangement consideration to one or more units of accounting. In addition, ASU 2009-13 expands the disclosures related to a

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

company’s multiple-deliverable revenue arrangements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The impact on the Company of adopting ASU 2009-13 will depend on the nature, terms and size of multiple-deliverable revenue arrangements entered into or materially modified after the effective date. The Company does not expect the adoption of ASU 2009-13 to have a material impact on the Company’s financial position or results of operations.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those factors discussed in “Risk factors” in our annual report on Form 10-K for the year ended January 31, 2010 and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”). The section entitled “Risk factors” in our annual report on Form 10-K is incorporated herein by reference. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	Inherent risks of the residential, non-residential and public infrastructure construction and facility maintenance and repair markets;

•	Wind down of the emergency actions of the U.S. government, the U.S. Treasury, Federal Reserve and other governmental and regulatory bodies;

•	Our ability to achieve profitability;

•	Our ability to service our debt and to refinance all or a portion of our indebtedness;

•	Our substantial indebtedness and our ability to incur additional indebtedness;

•	Limitations and restrictions in the agreements governing our indebtedness;

•	Our ability to obtain additional financing on acceptable terms;

•	Increases in interest rates;

•	Rating agency actions with respect to our indebtedness;

•	The interests of the Equity Sponsors;

•	The competitive environment in which we operate and demand for our products and services in highly competitive and fragmented industries;

•	Goodwill and other impairment charges;

•	Our obligations under long-term, non-cancelable leases;

•	Consolidation among our competitors;

•	The loss of any of our significant customers;

•	Failure to collect monies owed from customers, including on credit sales;

•	Competitive pricing pressure from our customers;

•	Variability in our revenues and earnings;

•	Cyclicality and seasonality of the residential, non-residential and infrastructure construction and facility maintenance and repair markets;

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

•	Fluctuations in commodity and energy prices;

•	Our ability to identify and develop relationships with a sufficient number of qualified suppliers and to maintain our supply chains;

•	Our ability to manage fixed costs;

•	Changes in our product mix;

•	The impairment of financial institutions;

•	The development of alternatives to distributors;

•	Our ability to manage our product purchasing and customer credit policies;

•	Inclement weather, anti-terrorism measures and other disruptions to the transportation network;

•	Interruptions in the proper functioning of information technology systems;

•	Our ability to implement our technology initiatives;

•	Changes in U.S. federal, state or local regulations;

•	Exposure to construction defect and product liability claims and other legal proceedings;

•	Potential material liabilities under our self-insured programs;

•	Our ability to attract, retain and retrain highly qualified associates and key personnel;

•	Fluctuations in foreign currency exchange rates;

•	Inability to protect our intellectual property rights;

•	Significant costs related to compliance with environmental, health and safety regulations, including new climate change legislation; and

•	Our ability to achieve and maintain effective disclosure controls and internal control over our financial reporting.

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

Overview

We are one of the largest wholesale distributors based on sales serving the highly fragmented U.S. and Canadian Infrastructure & Energy, Maintenance, Repair & Improvement and Specialty Construction market sectors. Through approximately 765 locations across the United States and Canada, we operate a diverse portfolio of distribution businesses that provide over 1 million stock-keeping units (“SKUs”) to over 450,000 professional customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses. Our Company is organized in three distinct market sectors, each of which offers different products and services to the end customer.

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

Basis of presentation

The three months ended October 31, 2010 (“third quarter 2010”) and November 1, 2009 (“third quarter 2009”) both include thirteen weeks. The nine months ended October 31, 2010 and November 1, 2009 both include thirty-nine weeks.

Consolidated results of operations

	Three Months Ended			Nine Months Ended
	October 31, 2010	November 1, 2009	Percentage Increase (Decrease)	October 31, 2010	November 1, 2009	Percentage Increase (Decrease)
Net Sales	$ 1,993	$ 1,932	3.2	$ 5,778	$ 5,826	(0.8)
Gross Profit	548	515	6.4	1,597	1,570	1.7
Operating expenses:
Selling, general and administrative	420	409	2.7	1,269	1,266	0.2
Depreciation and amortization	90	97	(7.2)	277	290	(4.5)
Restructuring	–	3	*	8	14	(42.9)
Goodwill impairment(a)	–	224	*	–	224	*

Total operating expenses	510	733	(30.4)	1,554	1,794	(13.4)
Operating Income (Loss)	38	(218)	*	43	(224)	*
Interest expense	153	148	3.4	464	449	3.3
Other (income) expense, net	(1)	(3)	(66.7)	–	(205)	*

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(114)	(363)	(68.6)	(421)	(468)	(10.0)
Provision (benefit) for income taxes	(15)	(105)	(85.7)	(5)	(131)	(96.2)

Income (Loss) from Continuing Operations	$ (99)	$ (258)	(61.6)	$ (416)	$ (337)	23.4

	% of Net Sales
	Three Months Ended			Nine Months Ended
	October 31, 2010	November 1, 2009	Basis Point Increase (Decrease)	October 31, 2010	November 1, 2009	Basis Point Increase (Decrease)
Net Sales	100.0%	100.0%		100.0%	100.0%
Gross Profit	27.5	26.7	80	27.6	26.9	70
Operating expenses:
Selling, general and administrative	21.1	21.1	–	22.0	21.7	30
Depreciation and amortization	4.5	5.0	(50)	4.8	5.0	(20)
Restructuring	–	0.2	(20)	0.1	0.2	(10)
Goodwill impairment(a)	–	11.7	*	–	3.8	(380)

Total operating expenses	25.6	38.0	*	26.9	30.7	(380)
Operating Income (Loss)	1.9	(11.3)	*	0.7	(3.8)	450
Interest expense	7.7	7.7	–	8.0	7.7	30
Other (income) expense, net	(0.1)	(0.2)	(10)	–	(3.5)	(350)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(5.7)	(18.8)	*	(7.3)	(8.0)	(70)
Provision (benefit) for income taxes	(0.7)	(5.4)	(470)	(0.1)	(2.2)	(210)

Income (Loss) from Continuing Operations	(5.0)	(13.4)	(840)	(7.2)	(5.8)	140

*	Not meaningful

(a) – See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 4, Goodwill”

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Highlights

Net sales in third quarter 2010 increased $61 million, or 3.2%, compared to third quarter 2009, led by increased volume in the Infrastructure & Energy and Maintenance, Repair & Improvement market sectors. After a decline of 13% in 2009, driven largely by a 27% decline in new residential spending, total U.S. construction spending is expected to grow at an 8% compound annual growth rate from 2009 through 2013. This forecasted growth is attributed to a recovery in residential construction, beginning with a projected 16% increase in 2010 spending. Non-residential construction also contributes to the forecasted growth, but at a slower recovery pace with a projected 17% decline in 2010 and robust growth in 2011 and beyond.

Our operating income in third quarter 2010 increased by $256 million, primarily as a result of the non-cash goodwill impairment charge of $224 million recorded in third quarter 2009. In addition, third quarter 2009 was negatively impacted by charges of $9 million for liquidation of excess inventory and $3 million for branch closure and consolidation charges in our Specialty Construction and Infrastructure & Energy market sectors. The inventory liquidation charges are included in Cost of sales in the Company’s Consolidated Statement of Operations. We continued to benefit from our ongoing corporate cost reduction efforts and branch closure and consolidation activities. As a result of our continued cost reduction and margin expansion efforts, our operating income in third quarter 2010 increased by $32 million as compared to third quarter 2009 excluding the goodwill impairment charge. We continue to maintain strong liquidity, with $1.3 billion available as of October 31, 2010. In addition, during first quarter 2010 we extended the maturities of $2.6 billion of debt to April 2014.

Net sales

Net sales increased $61 million, or 3.2%, during third quarter 2010 and declined $48 million, or 0.8%, in the first nine months of fiscal 2010 as compared to the same periods in fiscal 2009.

The increase in Net sales in third quarter 2010 was driven by our Infrastructure & Energy and Maintenance, Repair & Improvement market sectors, partially offset by the Specialty Construction market sector. Net sales were positively impacted by market volumes, efforts to gain market share, sales initiatives, and approximately $5 million of positive impact from the Canadian exchange rate in third quarter 2010 as compared to third quarter 2009.

The decrease in Net sales in the first nine months of fiscal 2010 was driven by our Infrastructure & Energy and Specialty Construction market sectors, partially offset by an increase at our Maintenance, Repair & Improvement market sector. Volume declines as a result of the weakness in the residential construction market and the continued weakening in the commercial construction market were the primary causes of the decreases in Net sales. Partially offsetting these declines were positive impacts from efforts to gain new market share and approximately $29 million of positive impact from the Canadian exchange rate in the first nine months of fiscal 2010 as compared to the same period in fiscal 2009.

Gross profit

Gross profit increased $33 million, or 6.4%, during third quarter 2010 and $27 million, or 1.7%, during the first nine months of fiscal 2010 as compared to the same periods in fiscal 2009.

An increase in gross profit in third quarter 2010 was experienced across all of our market sectors. The improvements in gross profit at the Infrastructure & Energy and Maintenance, Repair & Improvement market sectors were primarily driven by increased market volumes, market share, and sales initiatives. The improvement at the Specialty Construction market sector was primarily due to the third quarter 2009 inventory liquidation charge of $9 million, partially offset by volume declines as a result of the weakness in the residential construction market, the continued weakening in the non-residential construction market and competitive pricing pressure. The increase in gross profit during the first nine months of fiscal 2010 was driven by our Maintenance, Repair & Improvement and Specialty Construction market sectors. The continued weakening in the non-residential construction market had a greater impact in the first half of fiscal 2010, resulting in a decrease in gross profit in the first nine months of fiscal 2010 for our Infrastructure & Energy market sector.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 80 basis points to 27.5% in third quarter 2010 from 26.7% in third quarter 2009, and increased approximately 70 basis points to 27.6% in the

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

first nine months of fiscal 2010 from 26.9% in the first nine months of fiscal 2009. The increases were driven by improved product sourcing, product mix, and a shift in our business mix toward our higher margin Maintenance, Repair & Improvement sector.

Operating expenses

Operating expenses decreased $223 million, or 30.4%, during third quarter 2010 and $240 million, or 13.4%, during the first nine months of fiscal 2010 as compared to the same periods of fiscal 2009, primarily due to the third quarter 2009 goodwill impairment charge of $224 million. Excluding the goodwill impairment charge, operating expenses were flat during third quarter 2010 and decreased $16 million, or 1.0%, during the first nine months of fiscal 2010 as compared to the same periods of fiscal 2009.

Selling, general and administrative expenses increased $11 million in third quarter 2010 and $3 million in the first nine months of fiscal 2010 as compared to the same periods of fiscal 2009. The increase in third quarter 2010 is primarily as a result of increases in variable expenses due to sales volume increases. The increase in the year-to-date period is primarily related to software implementation, freight costs and other variable expenses supporting new sales growth initiatives at our Maintenance, Repair & Improvement sector. Partially offsetting these increases were declines in Selling, general and administrative expenses in both periods due to personnel reductions and other cost reduction initiatives at our Specialty Construction and Infrastructure & Energy sectors.

During the nine months ended October 31, 2010, we recorded $6 million of restructuring charges under the fiscal 2009 restructuring plan. We expect to record less than $1 million under this plan during the fourth quarter of fiscal 2010. In addition, during the nine months ended October 31, 2010, we recorded $2 million in occupancy charges under the Transactions and acquisition integration plans as a result of actual results differing from original expectations in regards to buyout opportunities and sublease income. Operating expenses included restructuring charges of $3 million and $14 million during third quarter 2009 and the first nine months of fiscal 2009, respectively.

Operating expenses as a percentage of Net sales decreased significantly in third quarter 2010 and approximately 380 basis points in the first nine months of fiscal 2010 as compared to the same periods of fiscal 2009, primarily due to the goodwill impairment charge in third quarter 2009. Excluding the goodwill impairment charge, operating expenses as a percentage of Net sales decreased approximately 70 basis points in third quarter 2010 and was flat in the first nine months of fiscal 2010 as compared to the same periods of fiscal 2009. Depreciation and amortization were lower in both third quarter 2010 and the first nine months of fiscal 2010 as compared to the same periods in fiscal 2009. The first nine months of fiscal 2010 was negatively affected by volume declines at our Infrastructure & Energy sector, which adversely affected the absorption of overhead costs, and an increase in variable expenses at our Maintenance, Repair & Improvement sector.

Operating income (loss)

Operating income increased $256 million during third quarter 2010 and $267 million in the first nine months of fiscal 2010 as compared to the same periods in fiscal 2009, primarily due to the goodwill impairment charge in third quarter 2009. Excluding the goodwill impairment charge, operating income increased $32 million during third quarter 2010 as compared to third quarter 2009 as a result of the $33 million improvement in gross profit and a slight increase in operating expenses. Excluding the goodwill impairment charge, operating income improved $43 million in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 as a result of the $27 million improvement in gross profit and a decrease in operating expenses.

Operating income as a percentage of Net sales increased significantly in both third quarter 2010 and the first nine months of fiscal 2010 as compared to the same periods of fiscal 2009, primarily due to the goodwill impairment charge in third quarter 2009. Excluding the goodwill impairment charge, operating income as a percentage of Net sales increased approximately 160 basis points in third quarter 2010 and approximately 70 basis points in the first nine months of fiscal 2010 as compared to the same periods of fiscal 2009. The improvement in third quarter was driven by our Specialty Construction sector and, to a lesser extent, our Infrastructure & Energy sector, partially offset by a slight decline in operating income as a percentage of Net sales at our Maintenance, Repair & Improvement sector. The improvement in the first nine months of fiscal 2010 was also driven by our Specialty

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Construction sector, which was partially offset by a decline in operating income as a percentage of Net sales at our Infrastructure & Energy and Maintenance, Repair & Improvement sectors.

Interest expense

Interest expense increased $5 million, or 3.4%, during third quarter 2010 and $15 million, or 3.3%, during the first nine months of fiscal 2010 as compared to the same periods in fiscal 2009. The increase in interest expense in both periods is primarily due to an increase in the principal of the 13.5% Senior Subordinated Notes due to the paid-in-kind interest capitalization and an increase in interest rates as a result of our credit amendments, partially offset by a decline in average debt balances. The lower average debt balances in fiscal 2010 were primarily due to repayments on the ABL Credit Facility and Term Loan, partially offset by the interest capitalization on the 13.5% Senior Subordinated Notes.

Other (income) expense, net

During third quarter 2010 and the first nine months of fiscal 2010, we recognized gains of $2 million and $5 million, respectively, related to the valuation of our interest rate swaps.

In connection with the amendment of our debt agreements in first quarter 2010, we incurred financing fees of approximately $34 million, of which approximately $3 million were charged to Other (income) expense, net in the Consolidated Statement of Operations for the first nine months of fiscal 2010 in accordance with accounting principles generally accepted in the United States of America (Accounting Standards Codification (“ASC”) 470-50, Debt-Modifications and Extinguishments). The remaining $31 million was deferred and will be amortized to interest expense over the term of the amended agreements. In addition, in connection with the first quarter 2010 $30 million prepayment of non-extending Term Loans under the Senior Secured Credit Facility, we wrote-off the unamortized pro-rata portion of the THD Guarantee and the unamortized pro-rata portion of the deferred debt costs, resulting in a charge of $2 million, reflected in Other (income) expense, net in the Consolidated Statements of Operations for the first nine months of fiscal 2010.

During third quarter 2009, we recognized gains of $2 million related to the valuation of our interest rate swaps. During the first nine months of fiscal 2009 we recognized gains of $7 million related to the valuation of our interest rate swaps and a bargain purchase gain of $2 million on the ORCO Construction Supply business acquisition. In addition, during first quarter 2009, we repurchased $252 million principal amount, plus accrued interest of $15 million, of the 13.5% Senior Subordinated Notes due 2015 for $62 million. As a result, the first nine months of fiscal 2009 include a $200 million pre-tax gain for the extinguishment of this portion of the 13.5% Senior Subordinated Notes, net of the write-off of unamortized deferred debt issuance costs.

Provision (benefit) for income taxes

The benefit for income taxes from continuing operations in third quarter 2010 was $15 million compared to a $105 million benefit in third quarter 2009. The effective rate for continuing operations for third quarter 2010 was a benefit of 13.3%, driven by the impact of a $25 million increase in the valuation allowance on deferred tax assets. The effective rate for continuing operations for third quarter 2009 was a benefit of 29.1%, driven by the impact of the goodwill impairment.

The provision for income taxes from continuing operations in the first nine months of fiscal 2010 was $5 million compared to a $131 million benefit in the first nine months of fiscal 2009. The effective rate for continuing operations for the first nine months of fiscal 2010 was a benefit of 1.3%, driven by the impact of a $142 million increase in the valuation allowance on deferred tax assets. The effective rate for continuing operations for the first nine months of fiscal 2009 was a benefit of 28.1%, driven by the impact of the goodwill impairment.

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

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Results of operations by market sector

Infrastructure & Energy

	Three Months Ended			Nine Months Ended
Dollars in millions	October 31, 2010	November 1, 2009	Increase (Decrease)	October 31, 2010	November 1, 2009	Increase (Decrease)
Net sales	$ 997.9	$ 953.1	4.7%	$ 2,846.1	$ 2,909.0	(2.2)%
Operating income (loss)	24.0	(178.7)	*	46.7	(134.3)	*
% of Net sales	2.4%	(18.7)%	*	1.6%	(4.6)%	*
*	Not meaningful

Net Sales

Net sales increased $45 million, or 4.7%, in third quarter 2010 and decreased $63 million, or 2.2%, in the first nine months of fiscal 2010 as compared to the same periods in fiscal 2009.

The increase in Net sales in third quarter 2010 was driven by Electrical, Waterworks, and Utilities, with increases of $24 million, $15 million, and $14 million, respectively, representing increases of 24.6%, 3.4%, and 5.5%, respectively. Partially offsetting these increases was a decline in Net sales at IPVF of $8 million, or 5.3%.

The Net sales increase in third quarter 2010 was primarily due to increasing market volumes at Electrical and sales initiatives at Electrical, Waterworks and Utilities. In addition, Electrical and Waterworks experienced positive impacts from fluctuating commodity prices, primarily copper and steel at Electrical and primarily polyvinyl chloride (“PVC”) at Waterworks. The Net sales decline at IPVF was driven by a reduction in large project work in the oil and gas industry, offset partially by increases in commodity prices.

The decline in Net sales in the first nine months of fiscal 2010 was driven by IPVF and Utilities, which had declines of $81 million and $23 million, respectively, representing declines of 15.7% and 3.0%, respectively. Net sales at Electrical and Waterworks increased $30 million and $9 million, respectively, representing increases of 9.4% and 0.7%, respectively, in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009. The decline at IPVF in the first nine months of fiscal 2010 was driven by a reduction in large project work in the oil and gas industry during fiscal 2010 as compared to fiscal 2009 and by pricing pressure due to decline in overall market demand. The decline in Net sales at Utilities was driven by lower capital and maintenance spend by utilities in most customer end-markets primarily due to continued weakness in the overall economy and continued focus on working capital management. In addition, Utilities benefited in the first nine months of fiscal 2009 from customer maintenance and repair needs as a result of severe winter weather. The increase in Net sales at Electrical was driven by volume increases due to a gradual improvement in the residential market. In addition, Net sales increased at Electrical and Waterworks through sales initiatives and positive impacts from fluctuating commodity prices, primarily copper and steel at Electrical and primarily PVC at Waterworks.

Operating income

Operating income increased $203 million during third quarter 2010 and $181 million in the first nine months of fiscal 2010 as compared to the same periods of fiscal 2009. The primary driver of the increase was a goodwill impairment charge during third quarter 2009 of $194 million for Waterworks, Utilities, and IPVF. Excluding the goodwill impairment charge, operating income increased $8 million, or 54.5%, during third quarter 2010 and decreased $13 million, or 22.1%, during the first nine months of fiscal 2010 as compared to the same periods of fiscal 2009.

The operating income increase in third quarter 2010, excluding the goodwill impairment charge, was driven by Electrical and Waterworks, with increases of $5 million and $4 million, respectively, partially offset by a $1 million decrease in operating income at IPVF. Utilities’ operating income was flat on a comparative basis. The increases in operating income at Electrical and Waterworks were driven by volume increases. In addition, these two operations benefited from a decline in selling, general and administrative costs, primarily due to cost reduction efforts. The decline in operating income at IPVF was driven by volume declines, which negatively

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

affected the absorption of overhead costs. Gross profit increases at Utilities were substantially offset by increases in selling, general and administrative costs, primarily due to personnel costs.

The operating income decrease in the first nine months of fiscal 2010, excluding the goodwill impairment charge, was driven by IPVF, with a decline of $18 million, and, to a lesser extent, a decline at Utilities of $6 million. Partially offsetting these declines were increases in operating income of $10 million at Electrical and $1 million at Waterworks. The declines in operating income at IPVF and Utilities were driven by volume declines and margin compression as a result of the decline in market demand, while the operating income increase at Electrical was driven by volume increases. Waterworks, Electrical and IPVF all experienced positive impacts from a decline in selling, general and administrative costs, primarily due to personnel reductions and other cost reduction efforts.

Operating income as a percentage of Net sales in third quarter 2010 and the first nine months of fiscal 2010 increased significantly as compared to the same periods of fiscal 2009 primarily due to the goodwill impairment charge in third quarter 2009. Excluding the goodwill impairment charge, operating income as a percentage of Net sales increased approximately 80 basis points in third quarter 2010 and decreased approximately 50 basis points in the first nine months of fiscal 2010 as compared to same periods in fiscal 2009. The increase in third quarter 2010 was driven by the leverage of fixed costs through sales volume increases at Waterworks, Electrical, and Utilities. The decline in operating income as a percentage of Net sales in the first nine months of fiscal 2010 was driven by gross margin declines at all four operations and the reduction in sales outpacing the reduction in fixed costs, primarily at Utilities and IPVF.

Maintenance, Repair & Improvement

	Three Months Ended			Nine Months Ended
Dollars in millions	October 31, 2010	November 1, 2009	Increase (Decrease)	October 31, 2010	November 1, 2009	Increase (Decrease)
Net sales	$ 546.2	$ 528.2	3.4%	$ 1,630.6	$ 1,578.1	3.3%
Operating income	57.8	29.3	97.3%	164.2	137.5	19.4%
% of Net sales	10.6%	5.5%	510 bps	10.1%	8.7%	140 bps

Net Sales

Net sales increased $18 million, or 3.4%, in third quarter 2010 and $53 million, or 3.3%, in the first nine months of fiscal 2010 as compared to the same periods of fiscal 2009.

The increase in Net sales in third quarter 2010 was driven by Facilities Maintenance, which had an increase of $13 million, or 3.0%. Crown Bolt and Repair & Remodel also had increases in Net sales during third quarter 2010 of $4.7 million, or 6.9%, and $1 million, or 2.6%, respectively as compared to third quarter 2009. The increase in Net sales in the first nine months of fiscal 2010 was also driven by Facilities Maintenance, which had an increase of $49 million, or 3.9%. Repair & Remodel also had an increase in Net sales during the first nine months of fiscal 2010 of $7 million, or 7.2%, as compared to the first nine months of fiscal 2009, while Crown Bolt’s Net sales declined $3 million, or 1.4%, in the first nine of fiscal 2010 as compared to the same period of fiscal 2009. The Net sales growth at Facilities Maintenance in both periods was driven by new initiatives primarily in the hospitality, multi-family, and healthcare markets. The Net sales growth at Repair & Remodel in both periods was driven by volume, primarily by the opening of a new location in the Los Angeles market, partially offset by competitive pricing pressure. The Net sales increase at Crown Bolt in third quarter 2010 was driven by volume increases. The Net sales decline at Crown Bolt in the first nine months of fiscal 2010 was primarily driven by price declines.

Operating income

Operating income increased $28 million in third quarter 2010 and $27 million in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009, primarily due to the goodwill impairment charge of $30 million at Repair & Remodel during third quarter 2009. Excluding the goodwill impairment charge, operating income decreased $2 million in third quarter 2010 and $3 million in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009.

The decreases in operating income for both periods, excluding the goodwill impairment charge, were driven by Facilities Maintenance, partially offset by increase in operating income at Repair & Remodel and Crown Bolt.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Operating income was negatively impacted by increased selling, general and administrative costs related to software implementation, freight costs and other variable expenses. Partially offsetting these negative impacts were improvements in gross margin driven by sales initiatives, favorable product mix, and certain one-time costs incurred during the first half of fiscal 2009.

Operating income as a percentage of Net sales in third quarter 2010 and the first nine months of fiscal 2010 increased significantly as compared to the same periods of fiscal 2009 primarily due to the goodwill impairment charge in third quarter 2009. Excluding the goodwill impairment charge, operating income as a percentage of Net sales decreased approximately 70 basis points in third quarter 2010 and approximately 50 basis points in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2009. The decrease in third quarter 2010 was driven by gross margin declines at Facilities Maintenance and an increase in selling, general and administrative costs at all three businesses. The decrease in the first nine months of fiscal 2010 was driven by an increase in selling, general and administrative expenses, partially offset by gross margin increases.

Specialty Construction

	Three Months Ended			Nine Months Ended
Dollars in millions	October 31, 2010	November 1, 2009	Increase (Decrease)	October 31, 2010	November 1, 2009	Increase (Decrease)
Net sales	$393.6	$404.5	(2.7)%	$1,150.9	$1,210.0	(4.9)%
Operating income (loss)	(18.4)	(38.4)	(52.1)%	(84.1)	(130.2)	(35.4)%
% of Net sales	(4.7)%	(9.5)%	(480) bps	(7.3)%	(10.8)%	(350) bps

Net Sales

Net sales decreased $11 million, or 2.7%, during third quarter 2010 and $59 million, or 4.9%, during the first nine of fiscal 2010 as compared to the same periods of fiscal 2009.

The decline in Net sales in third quarter 2010 was driven by CTI with a decline of $11 million, or 16.7%, and, to a lesser extent, Plumbing with a decline of $3 million, or 2.4%. White Cap had an increase in Net sales during the third quarter of $3 million, or 1.1%, as compared to third quarter 2009. The decline in Net sales during third quarter 2010 at CTI was due to volume declines in the residential construction market, in part due to the expiration of the U.S. tax incentives for homebuyers. Similarly, Plumbing experienced a Net sales decline in third quarter 2010 primarily due to volume declines in the market. Partially offsetting the volume declines, the Specialty Construction sector experienced a slight improvement in Net sales during third quarter 2010 due to rising commodity prices.

The decline in Net sales in the first nine months of fiscal 2010 were driven by Plumbing and White Cap with declines of $28 million and $25 million, respectively, which represent declines of 8.3% and 3.6%, respectively. CTI also had a decline in Net sales of $6 million, or 3.3%, in the first nine months of fiscal 2010 as compared to the same periods in fiscal 2009. The Net sales decreases at Plumbing and White Cap were driven by a continued impact of the weakened construction markets and by pricing compression due to aggressive competition in the market. The favorable market impacts that CTI experienced in the first half of fiscal 2010 as compared to the same period of fiscal 2009 were eroded with the volume declines in third quarter 2010 as compared to third quarter 2009, resulting in an overall decline in Net sales for the first nine months of fiscal 2010. Partially offsetting these declines were favorable impacts to Net sales during the first nine months of fiscal 2010 due to rising commodity prices.

Operating loss

Operating loss declined favorably by $20 million in third quarter 2010 and $46 million in the first nine months of fiscal 2010 as compared to the same periods of fiscal 2009.

White Cap, CTI, and Plumbing had favorable declines in operating loss of $7 million, $3 million, and $10 million, respectively, in third quarter 2010 and $17 million, $15 million, and $14 million, respectively, in the first nine months of fiscal 2010 as compared to the same periods of fiscal 2009. The decrease in operating loss in third quarter 2010 was driven by a decrease in selling, general and administrative expenses, primarily due to personnel reductions and other cost reduction initiatives begun during fiscal 2009, and lower depreciation expense. The

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

cost reduction initiatives begun during fiscal 2009 included a reorganization of our Plumbing business during third quarter 2009, resulting in $10 million of charges for liquidation of excess inventory and branch closure and consolidation charges. Of these charges, $9 million was related to inventory liquidation, which was included in Cost of sales in the Company’s Consolidated Statement of Operations.

The decrease in operating loss in the first nine months of fiscal 2010 was driven by an increase in gross profit due to product mix and a decrease in selling, general and administrative expenses, primarily due to personnel reductions and other cost reduction initiatives begun during fiscal 2009, and lower depreciation expense. The first nine months of fiscal 2010 and fiscal 2009 include $8 million and $17 million, respectively, in restructuring charges for the Plumbing reorganization and branch closures at White Cap and CTI.

Operating loss as a percentage of Net sales improved approximately 480 basis points in third quarter 2010 and approximately 350 basis points in the first nine months of fiscal 2010 as compared to the same periods of fiscal 2009. The improvements in both periods were primarily due to improved gross margins across the sector and significant reductions in fixed costs, primarily at White Cap and Plumbing.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Liquidity and capital resources

Sources and uses of cash

Our sources of funds, primarily from operations, cash on-hand, and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months.

During the first nine months of fiscal 2010, cash inflow was primarily provided by cash receipts from operations including the cash receipt of an IRS refund of taxes previously paid of $220 million. We filed for and received this cash refund from the IRS as a result of recent tax legislation regarding net operating loss carry-back periods. These inflows were utilized to meet the cash flow needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, and the payment of interest on debt. In addition, the Company paid $34 million in financing fees related to the amendment of our credit agreements and $710 million in net debt repayments.

As of October 31, 2010, our combined liquidity of approximately $1.3 billion is comprised of $80 million in cash and cash equivalents and $1,254 million of available borrowings. The available borrowings include $300 million under our Revolving Credit Facility, which matures on August 30, 2013, and $954 million under our ABL Revolving Credit Facility, based on qualifying inventory and receivables, which matures on April 1, 2014.

Although we believe that our end-markets will improve and enable us to generate higher earnings and cash flows in future years, we believe our current liquidity and earnings are sufficient to meet all of our operating needs and financial obligations through 2013 as illustrated in the chart below (dollars in millions).

	2011	2012	2013
Starting Liquidity(1)	$ 1,334	$ 1,285	$ 916
Add:
Third Quarter 2010 Trailing Twelve Months Adjusted EBITDA(2)	367	367	367
Subtract:
Cash Interest Payments(3)	355	600	600
Capital Expenditures(2)	51	51	51
Debt Principal Payments(4)	10	85	10
Maturity of Revolving Credit Facility	–	–	300

Ending Liquidity	$ 1,285	$ 916	$ 322

(1)	We expect beginning liquidity for fiscal year 2011 to be roughly equal to liquidity as of third quarter fiscal 2010.

(2)	The Trailing Twelve Months Adjusted EBITDA and the Trailing Twelve Months Capital Expenditures are held constant in this illustration. Presented below is a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure under U.S. GAAP. By including these assumptions in this report we do not intend to make any projection regarding future Adjusted EBITDA or capital expenditure levels. Actual results in the future may differ materially from historic levels.

(3)	Our cash interest payments for fiscal 2011 are expected to be approximately $355 million. Beginning in fiscal 2012, we anticipate our annualized cash interest payments to be approximately $600 million as the interest on our 13.5% Senior Subordinated Notes will begin to be paid in cash, rather than paid in kind. The interest rates and other terms within our current credit agreements are not impacted by rating agency actions.

(4)	Represents required principal payments on our Term Loans due August 30, 2012 and April 1, 2014.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

EBITDA and Adjusted EBITDA

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

In addition, we present Adjusted EBITDA because it is based on “Consolidated EBITDA,” a measure which is used in calculating financial ratios in several material debt covenants in our Senior Secured Credit Facility and our ABL Credit Facility. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA and our ABL Credit Facility requires us to maintain a fixed charge coverage ratio of 1:1 if we do not maintain $210 million of borrowing availability. Adjusted EBITDA is defined as EBITDA adjusted to exclude noncash items and certain other adjustments to Consolidated Net Income permitted in calculating Consolidated EBITDA under our Senior Secured Credit Facility and our ABL Credit Facility. We believe that inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash items, items that we do not expect to continue at the same level and other items. The Senior Secured Credit Facility and ABL Credit Facility permit us to make certain adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this quarterly report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in HD Supply, Inc.’s annual report on Form 10-K for the year ended January 31, 2010, filed April 13, 2010 with the U.S. Securities and Exchange Commission.

EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

¡	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
¡	EBITDA and Adjusted EBITDA do not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;
¡	EBITDA and Adjusted EBITDA do not reflect our income tax expenses or the cash requirements to pay our taxes;
¡	EBITDA and Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and
¡

although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The Trailing Twelve Month information presented herein is a non-GAAP financial measure derived by adding consolidated financial data for the nine months ended October 31, 2010 and the three months ended January 31, 2010. We present this information in a trailing twelve month presentation because (i) we believe it is important to give our note-holders a rolling calculation of our annual Adjusted EBITDA and capital expenditures and (ii) the various instruments governing our outstanding indebtedness require a similar calculation.

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure under U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (amounts in millions).

	Three Months Ended January 31, 2010	Nine Months Ended October 31, 2010	Trailing Twelve Months
Net income (loss)	$(168)	$(416)	$(584)
Interest expense, net	153	464	617
Provision (benefit) from income taxes	(80)	(5)	(85)
Depreciation and amortization	97	279	376

EBITDA	2	322	324

Adjustments to EBITDA:
Other (income) expense, net(i)	(3)	–	(3)
Restructuring charge(ii)	15	8	23
Stock-based compensation(iii)	5	13	18
Management fee & related expenses paid to Equity Sponsors(iv)	1	4	5

Adjusted EBITDA	$20	$347	$367

(i)	Represents the gains/losses associated with the changes in fair value of interest rate swap contracts not accounted for under hedge accounting and other non-operating income/expense.

(ii)	Represents the costs incurred for employee reductions and branch closures or consolidations. These costs include occupancy costs, severance, and other costs incurred to exit a location.

(iii)	Represents the non-cash costs for employee stock options.

(iv)	The Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee. In addition, the Company reimburses certain Equity Sponsor expenses.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Nine Months Ended		Increase (Decrease)
Dollars in millions	October 31, 2010	November 1, 2009

Operating activities	$ 315	$ 205	$ 110
Investing activities	$ (33)	$ (26)	(7)
Financing activities	$ (743)	$ (225)	(518)

Working capital

Working capital, excluding cash and cash equivalents, decreased to $1,174 million as of October 31, 2010 from $1,315 million as of November 1, 2009. The decrease was primarily driven by a decrease in net deferred tax assets. We continue to focus on asset management initiatives that are intended to improve our working capital.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Operating activities

Cash flow from operating activities in the first nine months of fiscal 2010 was $315 million compared with $205 million in the first nine months of fiscal 2009. This increase was primarily due to the receipt of an IRS refund in first quarter 2010 of $220 million and the timing of payments for the purchase of inventory. These increases were partially offset by the receipt of an IRS refund in the first nine months of fiscal 2009 of $134 million.

Investing activities

During the first nine months of fiscal 2010, cash used in investing activities was $33 million, driven by $34 million of capital expenditures. During the first nine months of fiscal 2009, cash used in investing activities was $26 million, primarily driven by $41 million of capital expenditures and $16 million in business acquisition payments, partially offset by the receipt of $22 million for the final working capital adjustment related to the Transactions.

Financing activities

During the first nine months of fiscal 2010, cash used in financing activities was $743 million, due to debt repayments of $710 million, including the prepayment on the Term Loan of $30 million, and $34 million in financing fees related to the amendment of our credit agreements. During the first nine months of fiscal 2009, cash used in financing activities was $225 million, as a result of debt repayments, including the repurchase of $252 million principal amount, plus accrued interest of $15 million, of the 13.5% Senior Subordinated Notes for $62 million.

External Financing

As of October 31, 2010, we have an aggregate principal amount of $5.3 billion of outstanding debt and $1.3 billion of available borrowings under our ABL Credit Facility (after giving effect to the borrowing base limitations and approximately $71 million in letters of credit issued and including $17 million of borrowings available on qualifying cash balances).

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

As of October 31, 2010, the Term Loan balance was $940 million, comprised of $74 million due August 30, 2012 at an interest rate of 1.78% and $866 million due April 1, 2014 at an interest rate of 3.28%. As of October 31, 2010, there were no amounts outstanding under the Revolving Credit Facility.

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

As of October 31, 2010, the ABL Credit Facility had an outstanding balance of $224 million, comprised of $214 million under the ABL Term Loan due April 1, 2014 and $2 million and $8 million under the ABL Revolving Credit Facility due August 30, 2012 and April 1, 2014, respectively. As of October 31, 2010, the ABL Term Loan bears a weighted-average interest rate of 3.52% and the amounts outstanding under the ABL Revolving Credit Facility due August 30, 2012 and April 1, 2014 bear interest rates of 1.76% and 3.51%, respectively. As of October 31, 2010, the Company had available borrowings under the ABL Credit Facility of $1,271 million, after giving effect to the borrowing base limitations and letters of credit issued and including $17 million of borrowings available on qualifying cash balances. The Company can use up to $400 million of its available borrowing under the ABL Credit Facility for Letters of Credit which are charged a fee of 1.5% per annum. As of October 31, 2010, there were $71 million of Letters of Credit outstanding under the ABL Credit Facility.

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

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

As of October 31, 2010, outstanding borrowings under the ABL Credit Facility from Lehman Brothers were less than $1 million. The Administrative Agent of the ABL Credit Facility holds approximately $28 million in escrow funds, which are available to honor Lehman Brothers’ pro rata portion of any ABL Credit Facility draw. The combined available unfunded commitment from Lehman Brothers as of October 31, 2010 (without taking into consideration the ABL Credit Facility borrowing base limitations) was approximately $67 million. As of October 31, 2010, there were no outstanding borrowings under the Revolving Credit Facility from Woodlands.

12.0% Senior Notes and 13.5% Senior Subordinated Notes

The Company issued $2.5 billion of Senior Notes due 2014 bearing interest at a rate of 12.0% (the “12.0% Senior Notes”). Interest payments are due each March and September 1st through maturity.

The Company issued $1.3 billion of Senior Subordinated Notes due 2015 bearing interest at a rate of 13.5% (the “13.5% Senior Subordinated Notes”). Interest payments are due each March and September 1st through maturity except that the first eight payment periods through September 2011 must be paid in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than being paid in cash. During first quarter 2009, the Company repurchased $252 million principal amount, plus accrued interest of $15 million, of the 13.5% Senior Subordinated Notes. As a result of PIK interest capitalizations and the extinguishment of a portion of the principal, as of October 31, 2010, the outstanding principal balance of the 13.5% Senior Subordinated Notes was $1.6 billion.

Debt covenants

The Company’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. The Company is in compliance with all such covenants.

Rating agency actions

During the third quarter of fiscal 2010, Standard & Poor’s Rating Services affirmed the ratings on HD Supply, Inc., including the B corporate credit rating and negative outlook. During the first quarter of fiscal 2010, Moody’s Investors Service (“Moody’s”) downgraded the Company’s rating to Caa2, with a negative outlook, from Caa1, with a stable outlook. In addition, the Company’s speculative grade liquidity rating was lowered to SGL-3 from SGL-2. While Moody’s acknowledged the Company’s efforts to address its cost structure and improve working capital management, the downgrade reflects general economic conditions and Moody’s view of a gradual recovery in the markets in which we participate. The interest rates and other terms within our current credit agreements are not impacted by rating agency actions.

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

New accounting guidance

Multiple-deliverable revenue arrangements – In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). This ASU addresses how to separate deliverables under multiple-deliverable arrangements and how to measure and allocate arrangement consideration to one or more units of accounting. In addition, ASU 2009-13 expands the disclosures related to a company’s multiple-deliverable revenue arrangements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The impact on the Company of adopting ASU 2009-13 will depend on the nature, terms and size of multiple-deliverable

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

revenue arrangements entered into or materially modified after the effective date. The Company does not expect the adoption of ASU 2009-13 to have a material impact on its financial position or results of operations.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*10.1	Amendment to Letter of Employment, dated as of September 10, 2010, by and between HD Supply, Inc. and John Stegeman [Form 10-Q for the fiscal quarter ended August 1, 2010, Exhibit 10.1]

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC. (Registrant)

December 8, 2010	By:	/S/ JOSEPH J. DEANGELO
(Date)		Joseph J. DeAngelo
President and Chief Executive Officer

/S/ RONALD J. DOMANICO
Ronald J. Domanico
Senior Vice President and Chief Financial Officer