Form 10-K
period 2011-01-30
HD SUPPLY, INC.
filed 2011-04-14
CIK 1465264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

As of April 12, 2011, there were 1,000 shares of common stock of HD Supply, Inc. outstanding.

HD SUPPLY, INC.

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

Description of Indebtedness

In connection with the Transactions, the Company entered into a senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a $1 billion term loan (the “Term Loan”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). The Senior Secured Credit Facility was amended in March 2010. Under the amendment, the maturity date of approximately $874 million of the Term Loan was extended from August 30, 2012 to April 1, 2014. In accordance with the amendment, we also prepaid $30 million of the Term Loan.

Also, in connection with the Transactions, the Company entered into a $2.1 billion asset based lending credit agreement (the “ABL Credit Facility”) subject to borrowing base limitations, a portion of which may be used for letters of credit or swing-line loans. The Company amended the ABL Credit Facility in March 2010 to, among other things, (i) convert approximately $214 million of commitments under the ABL Credit Facility into a term loan (the “ABL Term Loan”), (ii) extend the maturity date of approximately $1,537 million of the commitments from August 30, 2012 to April 1, 2014, and (iii) reduce the total commitments under the facility by approximately $45 million. Giving effect to the amendment, the ABL Credit Facility is comprised of the $1,841 million asset based revolving credit facility (the “ABL Revolving Credit Facility”) and the $214 million ABL Term Loan.

We refer to the Senior Secured Credit Facility and the ABL Credit Facility as our “Senior Credit Facilities.”

In connection with the Transactions, Home Depot agreed to guarantee our payment obligations for principal and interest under the Term Loan under the Senior Secured Credit Facility (“THD Guarantee”). The THD Guarantee, among other things, restricts our ability to incur secured debt and pay dividends. Home Depot extended the THD Guarantee in connection with the March 2010 amendments to our Senior Secured Credit Facility and our ABL Credit Facility and consented to any later amendment that would extend the maturity of the remaining $104 million of outstanding Term Loan to a date that is not later than the maturity date in effect from time to time under the Senior Secured Credit Facility, as amended. In addition, in connection with the amendments, we agreed that, while the THD Guarantee is outstanding, the Company would not voluntarily repurchase our outstanding notes, directly or indirectly, without Home Depot’s prior written consent, subject to certain exceptions.

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

HD SUPPLY, INC.

Glossary of Other Terms

ASC	Accounting Standards Codification
Canada	HD Supply Canada
CTI	Creative Touch Interiors
DCF	Discounted cash flow
DOT	U.S. Department of Transportation
Exchange Act	Securities Exchange Act of 1934
Fiscal 2008	Fiscal year ended February 1, 2009
Fiscal 2009	Fiscal year ended January 31, 2010
Fiscal 2010	Fiscal year ended January 30, 2011
Gross margin	Gross profit as a percentage of net sales
HDPE	High-density polyethylene
HVAC	Heating, ventilating, and air conditioning
IPVF	Industrial Pipe, Valves and Fittings
MRO	Maintenance, repair and operations
NOLs	Net operating losses
PIK	Payments in kind
Predecessor 2007	Predecessor period from January 29, 2007 to August 29, 2007
PVC	Polyvinyl chlorides
SKU	Stock-keeping unit
Successor 2007	Successor period from August 30, 2007 to February 3, 2008
U.S. GAAP	Generally accepted accounting principles in the United States of America
SEC	U.S. Securities and Exchange Commission
Vendor rebates	Vendors providing for inventory purchase rebates

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this annual report on Form 10-K (See “Risk Factors”) and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”). Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

—	Inherent risks of the residential, non-residential and public infrastructure construction and facility maintenance and repair markets;

—	Our ability to achieve profitability;

—	Our ability to service our debt and to refinance all or a portion of our indebtedness;

HD SUPPLY, INC.

—	Our substantial indebtedness and our ability to incur additional indebtedness;

—	Limitations and restrictions in the agreements governing our indebtedness;

—	Our ability to obtain additional financing on acceptable terms;

—	Increases in interest rates;

—	Rating agency actions with respect to our indebtedness;

—	The interests of the Equity Sponsors;

—	The competitive environment in which we operate and demand for our products and services in highly competitive and fragmented industries;

—	Goodwill and other impairment charges;

—	Our obligations under long-term, non-cancelable leases;

—	Consolidation among our competitors;

—	The loss of any of our significant customers;

—	Failure to collect monies owed from customers, including on credit sales;

—	Competitive pricing pressure from our customers;

—	Our ability to identify and acquire suitable acquisition candidates on favorable terms;

—	Variability in our revenues and earnings;

—	Cyclicality and seasonality of the residential, non-residential and infrastructure construction and facility maintenance and repair markets;

—	Fluctuations in commodity and energy prices;

—	Our ability to identify and develop relationships with a sufficient number of qualified suppliers and to maintain our supply chains;

—	Our ability to manage fixed costs;

—	Changes in our product mix;

—	The impairment of financial institutions;

—	The development of alternatives to distributors in the supply chain;

—	Our ability to manage our working capital through product purchasing and customer credit policies;

—	Inclement weather, anti-terrorism measures and other disruptions to the transportation network;

—	Interruptions in the proper functioning of information technology (“IT”) systems;

—	Our ability to implement our technology initiatives;

—	Changes in U.S. federal, state or local regulations;

—	Exposure to construction defect and product liability claims and other legal proceedings;

—	Potential material liabilities under our self-insured programs;

—	Changes in U.S. health care legislation;

—	Our ability to attract, train and retain highly qualified associates and key personnel;

—	Fluctuations in foreign currency exchange rates;

—	Inability to protect our intellectual property rights;

—	Changes in U.S. and foreign tax law;

—	Limitations on our income tax net operating loss carry forwards in the event of an ownership change;

—	Our ability to identify and integrate new products;

—	Significant costs related to compliance with environmental, health and safety regulations, including new climate change legislation; and

—	Our ability to achieve and maintain effective disclosure controls and internal control over our financial reporting.

HD SUPPLY, INC.

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

PART I

ITEM 1.  BUSINESS

HD Supply, Inc. (the “Company” or “HD Supply”) is one of the largest wholesale distributors in the United States and Canada based on sales serving three distinct market sectors: Infrastructure & Energy, Maintenance, Repair & Improvement and Specialty Construction, each of which offers different products and services to the end customer. The three market sectors are made up of ten wholesale distribution businesses. Through approximately 765 locations across the United States and Canada, HD Supply operates a diverse portfolio of distribution businesses that provide over one million stock-keeping units (“SKUs”) to over 450,000 professional customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses.

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

ITEM 1. BUSINESS, CONTINUED	HD SUPPLY, INC.

The following table sets forth the relationship among our three market sectors, our ten businesses and our seven financial reporting segments.

Market sector	Business	Financial reporting segment

— Infrastructure & Energy	— Waterworks — Utilities — Industrial Pipe, Valves and Fittings (“IPVF”)	— Waterworks — Utilities — IPVF
	— Electrical	— Other

— Maintenance, Repair & Improvement	— Facilities Maintenance — Crown Bolt — Repair & Remodel	— Facilities Maintenance — Other — Other

— Specialty Construction	— White Cap — Plumbing — Creative Touch Interiors (“CTI”)	— White Cap — Plumbing — CTI

For segment information, including Net sales, Operating income, Total assets of each financial reporting segment, and financial geographic data see Note 15 to the consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Customers and suppliers

We maintain a customer base of greater than 450,000 customers, the majority of which represent long-term relationships. Home Depot is our largest customer, accounting for 4.0% of fiscal 2010 Net sales. We are subject to very low customer concentration with no customer, other than Home Depot, representing more than 1% of fiscal 2010 Net sales, reducing our exposure to any single customer.

We have developed relationships with more than 23,000 strategic suppliers, many of which are long-standing. These supplier relationships provide us with reliable access to inventory, volume purchasing benefits and the ability to deliver a diverse product offering on a cost-effective basis. We maintain multiple suppliers for a substantial number of our products, thereby limiting the risk of product shortage for customers.

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

Infrastructure & Energy market sector

We serve customers in the Infrastructure & Energy market sector by striving to meet their demand for the critical supplies and services required to support established infrastructure and promote economic growth. The Waterworks, Utilities, IPVF and Electrical businesses serve this sector. Their broad geographic presence, through a regionally organized distribution network of branches, reduces our exposure to economic factors in any single region.

ITEM 1. BUSINESS, CONTINUED	HD SUPPLY, INC.

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

Maintenance, Repair & Improvement market sector

We serve customers in the Maintenance, Repair & Improvement market sector by delivering supplies and services needed to maintain and upgrade facilities across multiple industries. Our businesses serving customers in this market sector include Facilities Maintenance, Repair & Remodel and Crown Bolt. These businesses are non-branch based operating models. Facilities Maintenance and Crown Bolt are distribution center based models, while the Repair & Remodel business is a retail outlet primarily serving cash and carry customers.

Products

Facilities Maintenance: Kitchen and bathroom plumbing products, heating, ventilating and air conditioning (“HVAC”) products, tools and repair materials, appliances, cabinet and drawer hardware, door hardware and locksets, fasteners, lighting, electrical maintenance supplies, safety products, guest amenities, textiles, healthcare maintenance and janitorial supplies for the maintenance, repair and ongoing operations of multifamily, hospitality, healthcare, institutional and commercial properties.

Crown Bolt: Fasteners, builders hardware, rope and chain, and plumbing accessories primarily consumed in home improvement, do-it-yourself projects and residential construction.

Repair & Remodel: Kitchen cabinets, windows, plumbing materials, masonry, electrical equipment, lumber, flooring and tools and tool rentals for small remodeling, home improvement and do-it-yourself residential projects.

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

CTI: Flooring, cabinets, countertops and window coverings for the interior finish of residential and non-residential construction.

ITEM 1. BUSINESS, CONTINUED	HD SUPPLY, INC.

HD Supply Canada

HD Supply Canada (“Canada”) is an industrial wholesale distributor that primarily focuses on servicing specialty lighting and fasteners/industrial supplies markets. Canada operates across nine provinces in 62 locations, from which it supports a base of approximately 28,000 customers. In the Canadian specialty lighting distribution market, Canada competes with other large national players as well as regional distributors. In the fasteners market, Canada’s key competitors are a few large, national players, including Fastenal and Acklands-Grainger, as well as regional competitors.

Operations

Intellectual property

Our trademarks and those of our subsidiaries, certain of which are material to our business, are registered or otherwise legally protected in the United States, Canada and elsewhere. We, together with our subsidiaries, own close to 200 federally registered trademarks in the United States. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including trademark, patent, copyright and trade secret laws, in addition to confidentiality agreements with suppliers, employees, consultants and others who have access to our proprietary information. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain our material trademark registrations so long as they remain valuable to our business. We have also registered certain copyrightable works in the United States and have patents, or patent applications pending in the United States and Canada. Other than the trademarks HD Supply (and design), Crown Bolt, National Waterworks (and design), USABluebook and White Cap, we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets. Other than commercially available software licenses, we do not believe that any of our licenses for third-party intellectual property are material to our business, taken as a whole. See “Risk Factors — If we are unable to protect our intellectual property rights, or we infringe on the intellectual property rights of others, our ability to compete could be negatively impacted.”

Employees

In domestic and international operations, we had approximately 15,200 employees as of January 30, 2011, consisting of approximately 9,400 hourly personnel and 5,800 salaried employees. As of January 30, 2011, less than one percent of our hourly workforce was covered by three separate collective bargaining agreements.

Regulation

Our operations are affected by various statutes, regulations and laws in the markets in which we operate, which historically have not had a material effect on our business. While we are not engaged in a “regulated” industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices (including pensions), competition, immigration and other matters. Additionally, building codes may affect the products our customers are allowed to use, and consequently, changes in building codes may affect the saleability of our products. The transportation and disposal of many of our products are also subject to federal regulations. The U.S. Department of Transportation (“DOT”) regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation. See “Risk Factors — Our costs of doing business could increase as a result of changes in U.S. federal, state or local regulations.”

Environmental, health and safety matters

We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those pertaining to air emissions, water discharges, the handling, disposal and transport of solid and hazardous materials and wastes, the investigation and remediation of contamination and otherwise relating to health and safety and the protection of the environment and natural resources. As our operations, and those of many of the companies we have acquired, to a limited extent involve and have involved the handling, transport and distribution of materials that are, or could be classified as, toxic or hazardous, there is some risk of contamination and environmental damage inherent in our operations and the products we handle, transport and

ITEM 1. BUSINESS, CONTINUED	HD SUPPLY, INC.

distribute. Our environmental, health and safety liabilities and obligations may result in significant capital expenditures and other costs, which could negatively impact our business, financial condition and results of operations. We may be fined or penalized by regulators for failing to comply with environmental, health and safety laws and regulations, or we may be held responsible for such failures by companies we have acquired. In addition, contamination resulting from our current or past operations, and those of many of the companies we have acquired, may trigger investigation or remediation obligations, which may have a material adverse effect on our business, financial condition and results of operations.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and, as a result, we file periodic reports and other information with the SEC. In addition, the indentures pursuant to which our 12% Senior Notes and our 13.5% Senior Subordinated Notes were issued require us to distribute to the holders of the notes annual reports containing our financial statements audited by our independent auditors as well as other information, documents and other information we file with the SEC under Sections 13(a) or 15(d) of the Exchange Act.

The public may read and copy any reports or other information that we file with the SEC. Such filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. The SEC’s website is included in this annual report on Form 10-K as an inactive textual reference only. In addition, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge to the public through the “Investor Relations” portion of the Company’s web site, www.hdsupply.com, as soon as reasonably practical after they are filed with the SEC. We include our website address in this filing only as a textual reference. The information contained on our website is not incorporated by reference into this report. You may also obtain a copy of any information that we file with the SEC at no cost by calling us or writing to us at the following address:

HD Supply, Inc.

3100 Cumberland Boulevard, Suite 1480

Atlanta, Georgia 30339

Attn: General Counsel

(770) 852-9000

HD SUPPLY, INC.

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

Demand for our products and services depends to a significant degree on spending in the residential, non-residential and infrastructure construction and facility maintenance and repair markets. The level of activity in these end markets depends on a variety of factors that we cannot control. In the residential construction market these factors include:

—	changes in interest rates;

—	unemployment rates;

—	high foreclosure rates and unsold/foreclosure inventory;

—	unsold new housing inventory;

—	periods of economic slowdown or recession;

—	availability of mortgage financing (including the impact of disruption in the mortgage markets);

—	adverse changes in local or regional economic conditions;

—	a decrease in the affordability of homes;

—	local, state and federal government regulation; and

—	shifts in populations away from the markets that we serve.

Historically, both new housing starts and residential remodeling decrease in slow economic periods. The level of activity in the nonresidential construction market depends largely on vacancy rates, interest rates, the availability of financing, capital spending, the industrial economic outlook, corporate profitability, capacity utilization, commercial investment and regional and general economic conditions. In addition, residential construction activity can impact the level of non-residential construction activity. In the infrastructure construction market, the level of activity depends largely on interest rates, availability and commitment of public funds for municipal spending, capacity utilization and general economic conditions. In the facility maintenance and repair market, the level of activity depends largely on occupancy rates within multifamily, hospitality, healthcare and institutional facilities markets. Because all of our markets are sensitive to changes in the economy, downturns (or lack of substantial improvement) in the economy in any region in which we operate have adversely affected and could continue to adversely affect our business, financial condition and results of operations. For example, we distribute many of our products to waterworks contractors in connection with residential, commercial and industrial construction projects. The water and wastewater transmission products industry is affected by changes in economic conditions, including national, regional and local standards in construction activity, and the amount spent by municipalities on waterworks infrastructure. While we operate in many markets in the United States and Canada, our business is particularly impacted by changes in the economies of California, Texas and Florida, which represented approximately 14%, 14%, and 10%, respectively, in net sales for fiscal 2010.

In addition, the residential, non-residential and public infrastructure construction and facility maintenance and repair markets in which we compete are sensitive to general business and economic conditions in the United States and worldwide, including availability of credit, interest rates, fluctuations in capital, credit and mortgage markets, and business and consumer confidence. There was a significant decline in economic growth, both in the U.S. and globally, that began in the second half of 2007 and continued through 2009. In addition, volatility and disruption in the capital and credit markets during that period reached unprecedented levels, with stock markets falling dramatically and credit becoming very expensive or unavailable to many companies without regard to those companies’ underlying financial strength. As a result of these developments, many lenders and institutional investors reduced, and in some cases, ceased to provide funding to borrowers. Adverse

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

developments in global financial markets and general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on business, financial condition, results of operations and cash flows, including our ability and the ability of our customers and suppliers to access capital. Although there have been some indications of stabilization in the general economy and certain industries and markets in which we operate, there can be no guarantee that any improvement in these areas will continue or be sustained.

We have been, and expect to continue to be, adversely impacted by the decline in the new residential construction market since its peak in 2005.

Most of our businesses are dependent to varying degrees upon the new residential construction market. The homebuilding industry is undergoing a significant and sustained downturn. According to the U.S. Census Bureau, actual single family housing starts in the U.S. during 2010 increased only 7% from 2009 levels, largely driven by government support early in the year, and declined 73% from the peak in 2005 to 2010. We believe that the market downturn over the past several years is attributable to a variety of factors including: the lasting impact of the recent economic recession; limited credit availability; excess home inventories; a substantial reduction in speculative home investment; a decline in consumer confidence; higher unemployment; and an industry-wide softening of demand. The multi-year downturn in the homebuilding industry has resulted in a substantial reduction in demand for our products and services, which in turn had a significant adverse effect on our business and operating results during fiscal years 2008 to 2010.

In addition, beginning in 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption has continued to date and has precipitated evolving changes in the regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and more restrictive standards to qualify for mortgages. During 2008 and 2009, the conditions in the credit markets continued to worsen and the economy fell into a recession, the effects of which continued in 2010. In addition, the credit markets and the financial services industry experienced a significant crisis characterized by the bankruptcy or failure of various financial institutions and severe limitations on credit availability. As a result, the credit markets became highly illiquid as financial and lending institutions severely restricted lending in order to conserve cash and protect their balance sheets. While there has been improvement in the credit markets and economic conditions generally, there is no assurance that conditions will continue to approve or that there will not be future downturns. As the housing industry is dependent upon the economy as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely to take a substantial period of time before conditions in the housing industry substantially improve.

We cannot predict the duration of the current housing industry market conditions, or the timing or strength of any future recovery of housing activity in our markets. We also cannot provide any assurances that the homebuilding industry will recover to historical levels, or that the operational strategies we have implemented to address the current market conditions will be successful. Continued weakness in the new residential construction market would have a significant adverse effect on our business, financial condition and operating results. In addition, because of these factors, there may be fluctuations in our operating results, and the results for any historical period may not be indicative of results for any future period.

The non-residential construction industry is currently experiencing a downturn which, if sustained, could materially and adversely affect our business, liquidity and results of operations.

Many of our businesses are dependent on the non-residential construction industry and the slowdown and volatility of the United States economy in general is having an adverse effect on our businesses that serve this industry. According to the U.S. Census Bureau, actual non-residential construction put-in-place in the U.S. during 2010 declined 14% from 2009 levels and 21% from 2008. From time to time, our businesses that serve the non-residential construction industry have also been adversely affected in various parts of the country by declines in non-residential construction starts due to, among other things, changes in tax laws affecting the real estate industry, high interest rates and the level of residential construction activity. Continued uncertainty about current economic conditions will continue to pose a risk to our businesses that serve the non-residential construction industry as participants in this industry may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a continued material negative effect on the demand for our products and services.

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

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

Residential renovation and improvement activity levels may not return to historic levels which may negatively impact our business, liquidity and results of operations.

Certain of our businesses rely on residential renovation and improvement (including repair and remodeling) activity levels. Unlike most previous cyclical declines in new home construction in which we did not experience comparable declines in our home improvement businesses, the recent economic decline adversely affected our home improvement businesses as well. According to Moody’s Economy.com, residential improvement project spending in the United States increased only 3% in 2010. Home prices that are expected to continue to decline in 2011, continued high mortgage delinquency and foreclosure rates, limitations in the availability of mortgage and home improvement financing and significantly lower housing turnover, may continue to limit consumers’ spending, particularly on discretionary items, and affect their confidence level leading to further reduced spending on home improvement projects. The impact of these economic factors specific to the home improvement industry is exacerbated by unemployment.

We cannot predict the timing or strength of a recovery in these markets. Continued depressed activity levels in consumer spending for home improvement and new home construction will continue to adversely affect our results of operations and our financial position. Furthermore, continued economic weakness may cause unanticipated shifts in consumer preferences and purchasing practices and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer and our customers and could adversely affect our operating performance.

We may be unable to achieve or maintain profitability.

We have set goals to progressively improve our profitability over time by increasing our gross margin and reducing our expenses. For the fiscal years 2010 and 2009 we had net losses of $619 million and $514 million, respectively. There can be no assurance that we will achieve our enhanced profitability goals. Factors that could significantly adversely affect our efforts to achieve these goals include, but are not limited to, the following:

—	failure to improve our revenue mix by investing (including through acquisitions) in businesses that provide higher margins than we have been able to generate historically;

—	failure to achieve improvements in purchasing or to maintain or increase our rebates from vendors through our vendor consolidation and/or low-cost country initiatives;

—	failure to improve our gross margins through the utilization of improved pricing practices and technology and sourcing savings;

—	failure to reduce our overhead and support expenses following the full implementation of our new advanced distribution, operating and financial management systems;

—	failure to effectively evaluate future inventory reserves;

—	failure to collect monies owed from customers; and

—	failure to integrate any businesses acquired.

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

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

that we may pay our obligations and expenses, including to satisfy our obligations under our 12% Senior Notes, 13.5% Senior Subordinated Notes, our senior secured credit facility (“Senior Secured Credit Facility”) and our asset based lending credit agreement (“ABL Credit Facility” and collectively with the “Senior Secured Credit Facility,” the “Senior Credit Facilities”). Our ability to make scheduled payments on, or to refinance our obligations under, our debt depends on the ability of our subsidiaries to make distributions and dividends to us, which, in turn, depends on their operating results, cash requirements and financial condition, general business conditions, and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control. If we do not receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations, including our 12% Senior Notes and our 13.5% Senior Subordinated Notes.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or refinance our debt. We cannot make assurances that we will be able to refinance our debt on terms acceptable to us, or at all. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Significant amounts of our outstanding indebtedness will mature in 2014. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, capital resources and financial condition — External financing,” we amended and extended certain of our outstanding debt on March 19, 2010. As of January 30, 2011, approximately $1.0 billion outstanding under our Senior Credit Facilities matures on April 1, 2014. As a result, we may be required to refinance any outstanding amounts under those facilities prior to the maturity date of our 12% Senior Notes and our 13.5% Senior Subordinated Notes. We cannot make assurances that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our debt facilities and the indentures governing our outstanding notes restrict our ability to dispose of assets and use the proceeds from any such dispositions. We cannot make assurances that we will be able to consummate those dispositions, or if we do, what the timing of the dispositions will be or whether the proceeds that we realize will be adequate to meet our debt service obligations, including amounts under our outstanding notes, when due.

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and make payments on the notes.

As of January 30, 2011, we had an aggregate principal amount of $5,249 million of outstanding debt, $300 million available under our Revolving Credit Facility, and $949 million available under our ABL Revolving Credit Facility (after giving effect to the borrowing base limitations and approximately $71 million in letters of credit issued and including $118 million of borrowings available on qualifying cash balances). For fiscal 2010, our earnings were insufficient to cover our fixed charges by $591 million. In addition, under our 13.5% Senior Subordinated Notes, we are required to pay interest in kind through 2011. Our debt will increase by the amount of such paid in kind (“PIK”) interest or approximately $223 million. Thereafter, we will be required to pay interest in cash, which will significantly increase the amount of cash we will have to use to service our indebtedness.

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

—	we are exposed to the risk of increased interest rates because a portion of our borrowings, including under our debt facilities, is at variable rates of interest;

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

—

we may be at a competitive disadvantage compared to our competitors with less debt or with comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns;

—	our ability to refinance indebtedness may be limited or the associated costs may increase;

—	our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing may be impaired in the future;

—	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on and acceleration of such indebtedness;

—	we may be more vulnerable to general adverse economic and industry conditions; and

—

our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures could be limited, or we may be prevented from making capital investments that are necessary or important to our operations in general, growth strategy and efforts to improve operating margins of our businesses.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business and adversely affect the holders of our 12% Senior Notes and our 13.5% Senior Subordinated Notes.

The Senior Credit Facilities contain covenants that, among other things, restrict or limit our ability to:

—	dispose of assets;

—	incur additional indebtedness (including guarantees of additional indebtedness);

—	prepay the notes or amend other specified debt instruments;

—	pay dividends and make certain payments;

—	create liens on assets;

—	engage in certain asset sales, mergers, acquisitions, consolidations or sales of all, or substantially all, of our assets;

—	engage in certain transactions with affiliates; and

—	permit restrictions on our subsidiaries’ ability to pay dividends.

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

THD guarantees payment of the Term Loan (the “THD Guarantee”) under the Senior Secured Credit Facility. The THD Guarantee also contains restrictive covenants that limit our ability to and the ability of our restricted subsidiaries to:

—	incur additional secured debt;

—	pay dividends; and

—	voluntarily repurchase our outstanding notes without THD’s prior written consent.

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

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

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

Although we believe that our current cash position and the additional committed funding available under our Revolving Credit Facility and ABL Revolving Credit Facility is sufficient for our current operations, any reductions in our available borrowing capacity, or our inability to renew or replace our debt facilities, when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. The economic conditions, credit market conditions, and economic climate affecting our industry, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. The market conditions and the macroeconomic conditions that affect our industry could have a material adverse effect on our ability to secure financing on favorable terms, if at all.

We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under the indebtedness outstanding from time to time. Furthermore, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. If additional funds are raised through the issuance of additional equity securities, our stockholders may experience significant dilution.

Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt, including under the Senior Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Each one percentage point change in interest rates would result in a $12 million change in the annual cash interest expense on our term loans outstanding under our Senior Credit Facilities before any principal payment based on balances as of January 30, 2011. Assuming all revolving loans were fully drawn, each one percentage point change in interest rates would result in a $33 million change in annual cash interest expense on our Senior Credit Facilities. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

A downgrade, suspension or withdrawal of the rating assigned by a rating agency to the notes or our Senior Credit Facilities, if any, could cause the liquidity or market value of the notes to decline.

Our 12% Senior Notes and our 13.5% Senior Subordinated Notes have been rated by Standard & Poor’s Corporation and Moody’s Investor Services. Our Senior Credit Facilities have also been rated by Standard & Poor’s and Moody’s. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, total secured debt, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. Our outstanding notes and our debt facilities may in the future be rated by additional rating agencies. We cannot make assurances that any rating so assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances relating to the basis of the rating, such as adverse change to

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

our business, so warrant. During the first quarter of fiscal 2010, Moody’s Investors Service (“Moody’s”) downgraded the Company’s rating to Caa2, with a negative outlook, from Caa1, with a stable outlook. In addition, the Company’s speculative grade liquidity rating was lowered to SGL-3 from SGL-2. While Moody’s acknowledged the Company’s efforts to address its cost structure and improve working capital management, the downgrade reflects general economic conditions and Moody’s view of a gradual recovery in the markets in which we participate. The interest rates and other terms within our current credit agreements are not impacted by rating agency actions. Any lowering or withdrawal of a rating by a rating agency could reduce the liquidity or market value of our outstanding notes and make our ability to raise new funds or renew maturing debt more difficult.

Goodwill is subject to impairment testing and may affect fair value of reporting units and future cash flows.

As of January 30, 2011, goodwill represented approximately 44% of our total assets. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value based approach. The identification and measurement of impairment involves the estimation of the fair value of reporting units. Accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions among other things.

The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The annual impairment test resulted in no impairment of goodwill during fiscal 2010. During fiscal 2009, we recorded a goodwill impairment charge of $224 million driven by a reduction in expected future cash flows for certain businesses primarily as a result of the decline in the residential construction market.

In view of the general economic downturn in the U.S., we may be required to take additional impairment charges relating to our operations or close under-performing locations.

During fiscal 2009, we recorded impairment charges related to the carrying value of goodwill for four of our reporting units. While a goodwill impairment charge was not recorded during fiscal 2010, if weakness in the residential and/or non-residential construction markets continues, we may need to take additional goodwill and/or asset impairment charges relating to certain of our reporting units and asset groups. Any such non-cash charges would have an adverse effect on our financial results.

In addition, we have closed certain under-performing branches. As of January 30, 2011, approximately 240 branches have been closed and approximately 9,000 employees have been terminated since the Transactions. We may have to close additional branches in certain of our markets. Such facility closures could have a significant adverse effect on our financial condition, operating results and cash flows.

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

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

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

We compete with many local, regional and, in several markets and product categories, other national distributors. Several of our competitors in one or more of our businesses, such as Wolseley (Ferguson Enterprises) in our plumbing business or WESCO Distribution in our utilities business, have substantially greater financial and other resources than us. No assurance can be given that we will be able to respond effectively to such competitive pressures. Increased competition by existing and future competitors could result in reductions in sales, prices, volumes and gross margins that could materially adversely affect our business, financial condition and results of operations. Furthermore, our success will depend, in part, on our ability to maintain our market share and gain market share from competitors.

In addition, our contracts with municipalities are often awarded and renewed through periodic competitive bidding. We may not be successful in obtaining or renewing these contracts. Our inability to replace a significant number of contracts lost through competitive bidding processes with other revenue sources within a reasonable time could be harmful to our business and financial performance.

Our competitors in the residential, non-residential and infrastructure construction and facility maintenance and repair distribution markets continue to consolidate, which could cause these markets to become more competitive and could negatively impact our business.

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

The loss of any of our significant customers could adversely affect our financial condition.

Our ten largest customers generated approximately 8.9% of our Net sales in fiscal 2010, and our largest customer accounted for 4.0% of our Net sales in that same period. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Due to the economic downturn, some of our customers have reduced their operations. For example, some homebuilder customers have exited or severely curtailed building activity in certain of our markets. Slow economic recovery could continue to have a significant adverse effect on our financial condition, operating results and cash flows.

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

In addition, consolidation among customers could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly affect our financial condition, operating results and cash flows. Furthermore, our customers are generally not required to purchase any minimum amount of products from us. The contracts into which we have entered with most of our customers typically provide that we supply particular products or services for a certain period of time when and if ordered by the customer. Should our customers purchase our products in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our financial condition, operating results and cash flows.

The majority of our net sales are credit sales which are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the industry and geographic areas in which they operate, and the failure to collect monies owed from customers could adversely affect our financial condition.

The majority of our Net sales volume in fiscal 2010 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the construction industry in the areas where they operate. Our businesses offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific job where the security lies in lien rights associated with the material going into the job. The type of credit offered depends both on the financial strength of the customer and the nature of the business in which the customer is involved. End users, resellers and other non-contractor customers generally purchase more on unsecured credit than secured credit. The inability of our customers to pay off their credit lines in a timely manner, or at all, would adversely affect our financial condition, operating results and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

Because we depend on the creditworthiness of our customers, if the financial condition of our customers declines, our credit risk could increase. Significant contraction in the construction and industrial markets, coupled with tightened credit availability and financial institution underwriting standards, could adversely affect certain of our customers. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, bad debt reserves and net income.

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

We may not achieve the acquisition component of our growth strategy.

Acquisitions will continue to be an important component of our growth strategy; however, there can be no assurance that we will be able to continue to grow our business through acquisitions as we have done historically or that any businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. Future acquisitions may result in the incurrence of debt and contingent liabilities and an increase in interest expense and amortization expenses and significant charges relative to integration costs. Our strategy could be impeded if we do not identify suitable acquisition candidates and our financial condition and results of operations will be adversely affected if we overpay.

Acquisitions involve a number of special risks, including:

—	problems implementing disclosure controls and procedures;

—	unforeseen difficulties extending internal control over financial reporting and performing the required assessment at the newly-acquired business;

—	potential adverse short-term effects on operating results through increased costs or otherwise;

—	diversion of management’s attention, failure to recruit new, and retain existing, key personnel of the acquired business;

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

—	failure to successfully implement infrastructure, logistics and systems integration;

—	our business growth could outpace the capability of our systems;

—	unforeseen liabilities inherent in the acquired business that manifest themselves after the acquisition is completed; and

—

the risks inherent in the systems of the acquired business and risks associated with unanticipated events or liabilities, any of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may not be able to obtain financing necessary to complete acquisitions on attractive terms or at all.

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

The cost of steel, aluminum, copper, nickel, polyvinyl chlorides (“PVC”) and other commodities used in the products we distribute can be volatile. For example, the price of nickel declined significantly during 2008. In our IPVF business, approximately 50% of our Net sales are attributable to nickel-based products. Although we attempt to resist cost increases by our suppliers and to pass on increased costs to our customers, we are not always able to do so quickly or at all. In addition, if prices decrease for commodities used in products we distribute, we may have inventories purchased at higher prices than prevailing market prices. Significant fluctuations in the cost of the commodities used in products we distribute have in the past adversely affected, and in the future may adversely affect, our results of operations and financial condition.

If petroleum prices increase, our results of operations could be adversely affected.

Petroleum prices have fluctuated significantly in recent years. Prices and availability of petroleum products are subject to political, economic and market factors that are outside our control. Political events in petroleum-producing regions as well as hurricanes and other weather-related events may cause the price of fuel to increase. Within several of our principal and other businesses, we deliver a significant volume of products to our customers by truck. Our operating profit will be adversely affected if we are unable to obtain the fuel we require or to fully offset the anticipated impact of higher fuel prices through increased prices or fuel surcharges to our customers. Besides passing fuel costs on to customers, we have not entered into any hedging arrangements that protect against fuel price increases and we do not have any long-term fuel purchase contracts. In addition, we estimate that PVC products, which are manufactured from plastic resin derived from petroleum, represented

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

approximately 13% of our fiscal 2010 Net sales in our Waterworks business. If shortages occur in the supply of necessary petroleum products or a sharp increase in the price of petroleum results in higher PVC prices and we are not able to pass along the full impact of increased PVC prices to our customers, our results of operations would be adversely affected.

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

In addition, the residential, non-residential and infrastructure construction and facility maintenance and repair markets are subject to cyclical market pressures. The length and magnitude of these cycles have varied over time and by market. Prices of the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation and trade policies, as well as from periodic delays in the delivery of our products. We have limited ability to control the timing and amount of changes to prices that we pay for our products. In addition, the supply of our products fluctuates based on available manufacturing capacity. A shortage of capacity, or excess capacity, in the industry can result in significant increases or declines in market prices for those products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

We rely on third party suppliers and long supply chains, and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in our supply chains, our ability to timely and efficiently access products that meet our standards for quality could be adversely affected.

We buy our products and supplies from suppliers located throughout the world and they manufacture or purchase in the United States and abroad the products we buy from them. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our standards for quality and our need to access products and supplies in a timely and efficient manner is a significant challenge. We may be required to replace a supplier if their products do not meet our quality or safety standards. In addition, our suppliers could discontinue selling products manufactured in foreign countries at any time for reasons that may or may not be in our control or the suppliers’ control. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier who is unwilling or unable to satisfy our requirements with a supplier providing similar products. Our suppliers’ ability to deliver products may also be affected by financing constraints caused by credit market conditions, which could negatively impact our revenue and cost of products sold, at least until alternate sources of supply are arranged. In addition, since a portion of the products that we distribute is produced in foreign countries, we are dependent on long supply chains for the successful delivery of many of our products. The length and complexity of these supply chains make them vulnerable to numerous risks, many of which are beyond our control, which could cause significant interruptions or delays in delivery of our products.

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

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

A significant portion of our expenses are fixed costs (including personnel), which do not fluctuate with net sales. Consequently, a percentage decline in our net sales could have a greater percentage effect on our operating income if we do not act to reduce personnel or take other cost reduction actions. Any decline in our net sales would cause our profitability to be adversely affected. Moreover, a key element of our strategy is managing our assets, including our substantial fixed assets, more effectively, including through sales or other disposals of excess assets. Our failure to rationalize our fixed assets in the time, and within the costs, we expect could have an adverse effect on our results of operations and financial condition.

A change in our product mix could adversely affect our results of operations.

Our results may be affected by a change in our product mix. Our outlook, budgeting and strategic planning assume a certain volume mix of sales as well as a product mix of sales. If actual results vary from this projected volume and product mix of sales, our financial results could be negatively impacted.

The impairment or failure of financial institutions may adversely affect us.

We have exposure to counterparties with which we execute transactions, including U.S. and foreign commercial banks, insurance companies, investment banks, investment funds and other financial institutions, some of which may be exposed to bankruptcy, illiquidity, default or similar risks, especially in connection with recent financial market turmoil. Many of these transactions could expose us to risk in the event of the bankruptcy, receivership, default or similar event involving a counterparty. For example, one of the financial institutions that is committed to fund our ABL Revolving Credit Facility failed to meet a funding request by the Company in the first quarter of 2011. While we have not realized any significant losses to date, the bankruptcy, receivership, default or similar event involving one of our financial institution counterparties could have a material adverse impact on our access to funding or our ability to meet our financing agreement obligations.

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

Our operations are working-capital intensive, and our inventories, accounts receivable and accounts payable are significant components of our net asset base. We manage our inventories and accounts payable through our purchasing policies and our accounts receivable through our customer credit policies. If we fail to adequately manage our product purchasing or customer credit policies, our working capital and financial condition may be adversely affected.

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

Inclement weather, anti-terrorism measures and other disruptions to the transportation network could impact our distribution system.

Our ability to provide efficient distribution of products to our customers is an integral component of our overall business strategy. Disruptions at distribution centers or shipping ports, due to events such as the blizzards in 2010, the hurricanes of 2005 and the longshoreman’s strike on the West Coast in 2002, may affect our ability to both maintain key products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations.

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

Because we use our information systems to, among other things, manage inventories and accounts receivable, make purchasing decisions and monitor our results of operations, the proper functioning of our IT systems is critical to the successful operation of our business. Although our IT systems are protected through physical and software safeguards and remote processing capabilities exist, IT systems are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures and other problems. If critical IT systems fail, or are otherwise unavailable, our ability to process orders, track credit risk, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay expenses and otherwise manage our businesses would be adversely affected.

The implementation of our technology initiatives could disrupt our operations in the near term, and our technology initiatives might not provide the anticipated benefits or might fail.

We have made, and will continue to make, significant technology investments in each of our businesses and in our administrative functions. In large measure, our continued need to invest heavily in IT (approximately $27 million in fiscal 2010 and $42 million in fiscal 2009) is due to the need to upgrade and integrate legacy systems of the 33 acquisitions we have made since the beginning of fiscal 2005. Many of those entities used systems that were inadequate and required upgrades, particularly in the larger environment of our company. Our technology initiatives are designed to streamline our operations to allow our associates to continue to provide high quality service to our customers and to provide our customers a better experience, while improving the quality of our internal control environment. The cost and potential problems and interruptions associated with the implementation of our technology initiatives could disrupt or reduce the efficiency of our operations in the near term. In addition, our new or upgraded technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits or the technology might fail altogether.

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

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

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

As a result of the Transactions, the Equity Sponsors and their affiliates own most of the outstanding capital stock of our parent company, HDS Investment Holding, Inc. (“Holding”). Holding entered into a stockholders agreement with its stockholders in connection with the closing of the Transactions which contains, among other things, provisions relating to Holding’s governance, transfer restrictions, tag-along rights, drag-along rights, preemptive rights and certain unanimous approval rights. This stockholders agreement provides that the Equity Sponsors are entitled to elect (or cause to be elected) nine out of ten of Holding’s directors, which includes three designees of each Equity Sponsor. One of the directors designated by the Equity Sponsor associated with CD&R shall serve as the chairman. See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Stockholders agreement and stockholder arrangements.” The interests of the Equity Sponsors may differ from our interest and from those of holders of our outstanding notes in material respects. For example, the Equity Sponsors may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their overall equity portfolios, even though such transactions might involve risks to holders of our outstanding notes. The Equity Sponsors are in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers of our customers. The companies in which one or more of the Equity Sponsors invest may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Additionally, the Equity Sponsors may determine that the disposition of some or all of their interests in our company would be beneficial to the Equity Sponsors at a time when such disposition could be detrimental to the holders of our outstanding notes. If we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of our equity holders might conflict with those of the holders of our outstanding notes. In that situation, for example, the holders of our outstanding notes might want us to raise additional equity from our equity holders or other investors to reduce our leverage and pay our debts, while our equity holders might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. The Equity Sponsors have no obligation to provide us with financing and are able to sell their equity ownership in us at any time. Moreover, the Equity Sponsors’ ownership of our company may have the effect of discouraging offers to acquire control of our company.

Our costs of doing business could increase as a result of changes in U.S. federal, state or local regulations.

Our operations are principally affected by various statutes, regulations and laws in the 43 U.S. states and nine Canadian provinces in which we operate. While we are not engaged in a “regulated” industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices (including pensions), competition, immigration and other matters. Additionally, building codes may affect the products our customers are allowed to use, and consequently, changes in building codes may affect the saleability of our products. Changes in U.S. federal, state or local regulations governing the sale of some of our products could increase our costs of doing business. In addition, changes to U.S. federal, state and local tax regulations could increase our costs of doing business. We cannot provide assurance that we will not incur material costs or liabilities in connection with regulatory requirements.

We deliver products to many of our customers through our own fleet of vehicles. The U.S. Department of Transportation, or the “DOT,” regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers, would reduce our gross margins, increase our selling, general and administrative expenses and reduce our net income.

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

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

We also operate a large fleet of trucks and other vehicles and therefore face the risk of accidents. While we currently maintain insurance coverage to address a portion of these types of liabilities, we cannot make assurances that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Further, while we seek indemnification against potential liability for products liability claims from relevant parties, including but not limited to manufacturers and distributors, we cannot guarantee that we will be able to recover under such indemnification agreements. Moreover, as we increase the number of private label products we distribute, our exposure to potential liability for products liability claims may increase. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome. An unsuccessful product liability defense could be highly costly and accordingly result in a decline in revenues and profitability. In addition, uncertainties with respect to the Chinese legal system may adversely affect us in resolving claims arising from our proprietary brand products manufactured in China. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Finally, even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and our company.

We are involved in a number of legal proceedings, and while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes may adversely affect our operations or increase our costs.

We are involved in a number of legal proceedings, including government inquiries and investigations, as well as class action, products liability, consumer, employment, tort and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, including environmental remediation and other proceedings commenced by government authorities. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could adversely affect our operations or could require us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from other matters. See “Item 3. Legal Proceedings.”

If we become subject to material liabilities under our self-insured programs, our financial results may be adversely affected.

We provide workers’ compensation, automobile and product/general liability coverage through a high deductible insurance program. In addition, we provide medical coverage to our employees through a self-insured preferred provider organization. Though we believe that we have adequate insurance coverage in excess of self-insured retention levels, our results of operations and financial condition may be adversely affected if the number and severity of insurance claims increase.

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

We may see increased costs arising from health care reform.

In March 2010, the United States government enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and health care benefits. The legislation imposes implementation effective dates which began in 2010 and extend through 2020, and many of the changes require additional guidance from government agencies or federal regulations. Therefore, due to the phased-in nature of the implementation and the lack of interpretive guidance, it is difficult to determine at this time what impact the health care reform legislation will have on our financial results. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for us to revise ways in which we provide healthcare and other benefits to our employees. In addition, our results of operations, financial position and cash flows could be materially adversely affected.

Our success depends upon our ability to attract, train and retain highly qualified associates and key personnel.

To be successful, we must attract, train and retain a large number of highly qualified associates while controlling related labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs. We compete with other businesses for these associates and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified associates in the future, including, in particular, those employed by companies we acquire. A very small proportion of our employees are currently covered by collective bargaining or other similar labor agreements. Historically, the effects of collective bargaining and other similar labor agreements on us have not been significant. However, if a larger number of our employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, the effect on us may be negative. Any inability by us to negotiate acceptable new contracts under these collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if other employees become represented by a union, we could experience a disruption of our operations and higher labor costs. Labor relations matters affecting our suppliers of products and services could also adversely affect our business from time to time.

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

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

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

Income tax payments may ultimately differ from amounts currently recorded by the Company. Future tax law changes may materially increase the Company’s prospective income tax expense.

We are subject to income taxation in many jurisdictions in the U.S. as well as numerous foreign jurisdictions. Judgment is required in determining our worldwide income tax provision and accordingly there are many transactions and computations for which our final income tax determination is uncertain. We are routinely audited by income tax authorities in many tax jurisdictions. Although we believe the recorded tax estimates are reasonable, the ultimate outcome from any audit (or related litigation) could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the point of ultimate tax audit settlement. Additionally, it is possible that future income tax legislation in any jurisdiction to which we are subject may be enacted that could have a material impact on our worldwide income tax provision beginning with the period that such legislation becomes effective.

Our income tax net operating loss carry forwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

As of January 30, 2011, we had approximately $174 million of federal net operating loss carry forwards and $82 million of state net operating loss carry forwards. Our ability to deduct these net operating loss carry forwards against future taxable income could be substantially limited if we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986. In general, an ownership change would occur if there is a change in ownership of more than 50% of our stock over a three-year period. Our inability to utilize net operating loss carry forwards could result in the payment of cash taxes above the amounts currently estimated for future periods and have a negative effect on our future results of operations and financial position.

We may not be able to identify new products and new product lines and integrate them into our distribution network, which may impact our ability to compete.

Our business depends in part on our ability to identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete or trends in new products. In addition, our ability to integrate new products and product lines into our distribution network could impact our ability to compete.

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

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

storage tanks and we use and dispose of a limited amount of hazardous substances. We cannot make assurances that compliance with existing or future environmental, health and safety laws, such as those relating to our remediation obligations, will not adversely affect future operating results.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. We are required to evaluate the effectiveness of our disclosure controls and internal control over financial reporting on a periodic basis and publicly disclose the results of these evaluations and related matters, in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These reporting and other obligations place significant additional demands on our management and administrative and operational resources, including our accounting resources, which could adversely affect our operations among other things. To comply with these requirements, we have upgraded, and are continuing to upgrade our systems, including information technology, implemented additional financial and management controls, reporting systems and procedures and hired additional legal, internal audit, accounting and finance staff. We cannot be certain that we will be successful in implementing or maintaining adequate control over our financial reporting and financial processes. Furthermore, as we grow our business, our disclosure controls and internal controls will become more complex, and we may require significantly more resources to ensure that these controls remain effective. If we are unable to continue upgrading our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, additional management and other resources of our company may need to be devoted to assist in compliance with the disclosure and financial reporting requirements and other rules that apply to reporting companies, which could adversely affect our business, financial position and results of operations.

HD SUPPLY, INC.

ITEM 2. PROPERTIES

As of January 30, 2011, HD Supply reported 764 branches in the United States and Canada, as is shown in the tables below. These locations utilized approximately 22.5 million square feet, of which approximately 9% was owned (including locations subject to a ground lease) and approximately 91% was leased. We generally prefer to lease our locations, as it provides the flexibility to expand or relocate our sites as needed to serve evolving markets.

UNITED STATES		STATE TOTALS
Alabama	AL	9
Alaska	AK	1
Arizona	AZ	46
Arkansas	AR	4
California	CA	94
Colorado	CO	20
Delaware	DE	3
Florida	FL	91
Georgia	GA	38
Hawaii	HI	3
Idaho	ID	3
Illinois	IL	18
Indiana	IN	13
Iowa	IA	5
Kansas	KS	5
Kentucky	KY	7
Louisiana	LA	11
Maryland	MD	11
Massachusetts	MA	2
Michigan	MI	3
Minnesota	MN	6
Mississippi	MS	9
Missouri	MO	13
Montana	MT	4
Nebraska	NE	3
Nevada	NV	12
New Jersey	NJ	6
New Mexico	NM	7
North Carolina	NC	48
Ohio	OH	21
Oklahoma	OK	7
Oregon	OR	6
Pennsylvania	PA	9
South Carolina	SC	21
South Dakota	SD	2
Tennessee	TN	12
Texas	TX	68
Utah	UT	9
Virginia	VA	20
Washington	WA	18
West Virginia	WV	4
Wisconsin	WI	4
Wyoming	WY	6

SUBTOTAL (U.S. Only)		702

ITEM 2. PROPERTIES, CONTINUED	HD SUPPLY, INC.

CANADA		PROV. TOTALS
Alberta	AB	6
British Columbia	BC	4
Manitoba	MB	2
New Brunswick	NB	1
Nova Scotia	NS	2
Ontario	ON	43
Prince Edward Island	PE	1
Quebec	QC	2
Saskatchewan	SK	1

SUBTOTAL (Canada Only)		62

TOTAL		764

ITEM 3. LEGAL PROCEEDINGS

HD Supply is involved in litigation from time to time in the ordinary course of business. In management’s opinion, none of the proceedings are material in relation to the consolidated operations, cash flows, or financial position of HD Supply and the Company has adequate reserves to cover its estimated probable loss exposure.

HD SUPPLY, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s common stock. The Company had one record holder of common stock on April 12, 2011, and no equity securities of the Company are authorized for issuance under any equity compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated and combined financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K.

The consolidated and combined financial data are presented below for two periods: Predecessor and Successor, which relate to the period preceding the Transactions and the period succeeding the Transactions, respectively. The Predecessor financial data represent the combined operations of HD Supply, Inc. and CND Holdings, Inc. (which has been dissolved as of February 2, 2009). The Successor financial data represent the consolidated operations of HD Supply, Inc. and its subsidiaries. The Company refers to the operations of HD Supply for both the Predecessor and Successor periods. Prior to the Transactions, HD Supply was a wholly-owned subsidiary of Home Depot.

The Transactions were accounted for as a purchase in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), which resulted in a new basis of accounting. Pursuant to that guidance, the 12.5% continuing ownership of Home Depot is reflected at fair value, together with the remainder of the purchase price for the Transactions related to new ownership, and such fair value is allocated to the tangible and intangible assets and liabilities based on estimates of fair value in accordance with U.S. GAAP. The Predecessor and Successor financial data are not comparable as a result of applying a new basis of accounting.

The preparation of the Predecessor financial statements includes the use of “push down” accounting procedures wherein certain assets, liabilities and expenses historically recorded or incurred at the Home Depot level, which related to or were incurred on behalf of HD Supply and have been identified and allocated or pushed down as appropriate to reflect the stand-alone financial results of HD Supply for the periods presented. Allocations were made primarily based on specific identification. Management believes the methodology applied in the allocation of these costs is reasonable. Interest expense included in these financial statements reflects the terms of the intercompany debt agreements between Home Depot and HD Supply. These terms may not be indicative of terms reached on a third-party basis.

Our consolidated and combined financial information may not be indicative of our future performance and our combined financial information does not reflect what our financial position and results of operations would have been had we operated as a separate stand-alone entity during the Predecessor periods. See “Item 1A. Risk Factors – Our combined financial information as of and for periods prior to the Transactions is not representative of our future financial position, future results of operations or future cash flows nor does it reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.” In addition, we note that due to the significant size and number of acquisitions we completed in the fiscal year ended January 28, 2007 and the period from January 29, 2007 to August 29, 2007, our historical data is not directly comparable on a period-over-period basis. See “Item 1. Business – Our history.”

ITEM 6. SELECTED FINANCIAL DATA, CONTINUED	HD SUPPLY, INC.

Selected consolidated and combined financial information

	Successor				Predecessor

	Fiscal year ended			Period from	Period from

				August 30, 2007 to	January 29, 2007 to	Fiscal year ended
(Dollars in millions)	January 30, 2011	January 31, 2010	February 1, 2009	February 3, 2008	August 29, 2007	January 28, 2007
Statement of income data:
Net sales	$7,477	$7,418	$9,768	$4,599	$7,121	$11,254
Cost of sales	5,400	5,422	7,134	3,372	5,220	8,220

Gross profit	2,077	1,996	2,634	1,227	1,901	3,034
Operating expenses:
Selling, general and administrative	1,671	1,680	2,063	1,001	1,424	2,094
Depreciation and amortization	366	386	403	168	115	184
Restructuring	8	28	34	–	–	–
Goodwill impairment	–	224	1,053	–	–	–

Total operating expenses	$2,045	$2,318	$3,553	$1,169	$1,539	$2,278

Operating income (loss)	32	(322)	(919)	58	362	756
Interest expense	623	602	644	289	221	321
Interest (income)	–	–	(2)	–	–	–
Other (income) expense, net	–	(208)	11	–	–	–

Income (loss) from continuing operations before provision for income taxes and discontinued operations	(591)	(716)	(1,572)	(231)	141	435
Provision (benefit) for income taxes	28	(211)	(318)	(83)	58	169

Income (loss) from continuing operations	(619)	(505)	(1,254)	(148)	83	266
Income (loss) from discontinued operations, net of tax	–	(9)	(1)	(15)	(27)	7

Net income (loss)	$(619)	$(514)	$(1,255)	$(163)	$56	$273

Balance sheet data (end of period):
Working capital (unaudited)(1)	$1,176	$1,925	$2,071	$2,009		$1,984
Cash and cash equivalents	292	539	771	108		22
Total assets	7,089	7,845	9,088	10,593		11,365
Total debt(2)	5,249	5,775	6,056	5,800		6,408
Total stockholders’ and owner’s equity	96	688	1,175	2,433		2,970
Other financial data:
Cash interest expense(3)	$365	$363	$397	$191	$221	$321
EBITDA(4)	401	278	(519)	230	481	947
Adjusted EBITDA(4)	431	355	601	233	514	964
Capital expenditures	49	58	77	75	176	243
Ratio of earnings to fixed charges (unaudited)(5)					1.5x	1.9x
Statement of cash flows data:
Cash flows provided by (used in) operating activities (net)	$551	$69	$548	$364	$408	$248
Cash flows provided by (used in) investing activities (net)	(45)	(41)	37	(8,255)	(140)	(4,185)
Cash flows provided by (used in) financing activities (net)	(755)	(263)	86	7,977	(269)	3,958

(1)	We define working capital as current assets (including cash) minus current liabilities, which include the current portion of long-term debt and accrued interest thereon.

(2)	Total debt includes current and non-current installments of long-term debt and capital leases.

(3)	Cash interest expense represents total interest expense in continuing operations less (i) amortization of deferred financing costs, (ii) amortization of the asset related to the estimated fair value of the THD Guarantee, (iii) paid-in-kind (“PIK”) interest expense on our 13.5% Senior Subordinated Notes and (iv) amortization of amounts in accumulated other comprehensive income related to derivatives.

ITEM 6. SELECTED FINANCIAL DATA, CONTINUED	HD SUPPLY, INC.

The following table provides a reconciliation of interest expense, the most directly comparable financial measure under U.S. GAAP, to cash interest expense for the periods presented (amounts in millions):

	Successor				Predecessor

	Fiscal year ended			Period from	Period from

				August 30, 2007 to	January 29, 2007 to	Fiscal year ended
	January 30, 2011	January 31, 2010	February 1, 2009	February 3, 2008	August 29, 2007	January 28, 2007

Interest expense	$ 623	$ 602	$ 644	$ 289	$ 221	$ 321
Amortization of deferred financing costs	(36)	(33)	(33)	(14)	–	–
Amortization of THD Guarantee	(14)	(21)	(21)	(9)	–	–
PIK interest expense on our 13.5% Senior Subordinated Notes	(206)	(182)	(192)	(75)	–	–
Amortization of amounts in accumulated other comprehensive income related to derivatives	(2)	(3)	(1)	–	–	–

Cash interest expense	$ 365	$ 363	$ 397	$ 191	$ 221	$ 321

Cash interest expense is not a recognized term under U.S. GAAP and does not purport to be an alternative to interest expense. Management believes that cash interest expense is useful for analyzing the cash flow needs and debt service requirements of the Company.

(4)	EBITDA, a measure used by management to evaluate operating performance, is defined as Net income (loss) less Income (loss) from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, and (iii) Depreciation and amortization. EBITDA is not a recognized term under U.S. GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and other debt service requirements. We believe EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, age and book depreciation of facilities and capital investments. In addition, EBITDA provides more comparability between the historical results of HD Supply during the Predecessor periods and results that reflect the new capital structure in the Successor periods. We further believe that EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an EBITDA measure when reporting their results. We compensate for the limitations of using non-GAAP financial measures by using them to supplement U.S. GAAP results to provide a more complete understanding of the factors and trends affecting the business than U.S. GAAP results alone. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

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

ITEM 6. SELECTED FINANCIAL DATA, CONTINUED	HD SUPPLY, INC.

EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

—	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

—	EBITDA and Adjusted EBITDA do not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;

—	EBITDA and Adjusted EBITDA do not reflect our income tax expenses or the cash requirements to pay our taxes;

—	EBITDA and Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and

—

although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements.

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure under U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (amounts in millions):

	Successor				Predecessor

	Fiscal year ended			Period from	Period from

				August 30, 2007 to	January 29, 2007 to	Fiscal year ended
	January 30, 2011	January 31, 2010	February 1, 2009	February 3, 2008	August 29, 2007	January 28, 2007

Net income (loss)	$ (619)	$ (514)	$ (1,255)	$ (163)	$ 56	$ 273
Less income (loss) from discontinued operations, net of tax	–	9	1	15	27	(7)

Income (loss) from continuing operations	(619)	(505)	(1,254)	(148)	83	266

Interest expense, net	623	602	642	289	221	321
Provision (benefit) from income taxes	28	(211)	(318)	(83)	58	169
Depreciation and amortization	369	392	411	172	119	191

EBITDA	$ 401	$ 278	$ (519)	$ 230	$ 481	$ 947

Adjustments to EBITDA:
Other (income) expense, net (i)	–	(208)	11	–	–	–
Goodwill impairment (ii)	–	224	1,053	–	–	–
Restructuring charge (iii)	8	38	36	–	–	–
Stock-based compensation (iv)	17	18	14	1	33	17
Management fee & related expenses paid to Equity Sponsors (v)	5	5	6	2	–	–

Adjusted EBITDA	$ 431	$ 355	$ 601	$ 233	$ 514	$ 964

(i)	Represents the gain/loss on extinguishment of debt, the gains/losses associated with the changes in fair value of interest rate swap contracts not accounted for under hedge accounting, and other non-operating income/expense.
(ii)	Represents the non-cash impairment charge of goodwill recognized during fiscal 2009 and fiscal 2008 in accordance with Accounting Standards Codification 350, Intangibles – Goodwill and Other.
(iii)	Represents the costs incurred for employee reductions and branch closures or consolidations. These costs include occupancy costs, severance, and other costs incurred to exit a location.
(iv)	The Predecessor periods include stock-based compensation costs for stock options, Employee Stock Purchase Plans and restricted stock. The Successor periods include stock-based compensation costs for stock options.
(v)	The Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee. In addition, the Company reimburses certain Equity Sponsor expenses.

Amounts were derived from our consolidated and combined financial statements.

ITEM 6. SELECTED FINANCIAL DATA, CONTINUED	HD SUPPLY, INC.

(5)	For the purposes of calculating the ratio of earnings to fixed charges, earnings consist of Income from continuing operations before provision (benefit) for income taxes plus fixed charges. Fixed charges include cash and non-cash interest expense, whether expensed or capitalized, amortization of debt issuance cost, amortization of the THD Guarantee and the portion of rental expense representative of the interest factor. The ratio of earnings to fixed charges was calculated as follows (amounts in millions):

	Successor				Predecessor

	Fiscal year ended			Period from	Period from

				August 30, 2007 to	January 29, 2007 to	Fiscal year ended
	January 30, 2011	January 31, 2010	February 1, 2009	February 3, 2008	August 29, 2007	January 28, 2007

Income (loss) from continuing operations before provision (benefit) for income taxes	$ (591)	$ (716)	$ (1,572)	$ (231)	$ 141	$ 435
Add:
Interest expense	623	602	644	289	262	424
Portion of rental expense under operating leases deemed to be the equivalent of interest	57	60	65	28	41	59

Adjusted earnings	$ 89	$ (54)	$ (863)	$ 86	$ 444	$ 918

Fixed charges:
Interest expense	$ 623	$ 602	$ 644	$ 289	$ 262	$ 424
Portion of rental expense under operating leases deemed to be the equivalent of interest	57	60	65	28	41	59

Total fixed charges	$ 680	$ 662	$ 709	$ 317	$ 303	$ 483

Ratio of earnings to fixed charges(i)					1.5x	1.9x

(i)	For fiscal 2010, fiscal 2009, fiscal 2008, and the period from August 30, 2007 to February 3, 2008, our earnings were insufficient to cover fixed charges by $591 million, $716 million, $1,572 million and $231 million, respectively.

HD SUPPLY, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest wholesale distributors, based on sales, serving the highly fragmented U.S. and Canadian Infrastructure & Energy, Maintenance, Repair & Improvement, and Specialty Construction market sectors. Through approximately 765 locations across the United States and Canada, we operate a diverse portfolio of distribution businesses that provide over 1 million SKUs to over 450,000 professional customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses.

Description of market sectors

Through ten wholesale distribution businesses in the U.S. and a Canadian operation, we provide products and services to professional customers in the Infrastructure & Energy, Maintenance, Repair & Improvement and Specialty Construction market sectors, as presented below:

Infrastructure & Energy – To support established infrastructure and economic growth, our Infrastructure & Energy businesses serve customers in the Infrastructure & Energy market sector by striving to meet their demand for the critical supplies and services used to build and maintain water systems, oil refineries, and petrochemical plants, and for the generation, transmission, distribution and application of electrical power. This market sector is made up of the following businesses:

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

Maintenance, Repair & Improvement – Our Maintenance, Repair & Improvement businesses serve customers in the Maintenance, Repair & Improvement market sector by striving to meet their continual demand for supplies needed to fix and upgrade facilities across multiple industries. This market sector is made up of the following businesses:

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

Specialty Construction – Our Specialty Construction businesses serve customers in the Specialty Construction market sector by striving to meet their very distinct, customized supply needs in commercial, residential and industrial applications. This market sector is made up of the following businesses:

—	White Cap – Distributes specialized hardware, tools and building materials to professional contractors.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

—

Plumbing – Distributes plumbing fixtures, faucets and finishes, heating, ventilating and air conditioning (“HVAC”) equipment, pipes, valves, fittings and water heaters, as well as related services, to residential and commercial contractors.

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

Discontinued operations

On February 3, 2008, we closed on an agreement with ProBuild Holdings, selling all our interests in our Lumber and Building Materials operations. Cash proceeds of $105 million, less $2.5 million remaining in escrow and $2 million of professional service fees, were received on February 4, 2008. In April 2009, the Company received the remaining $2.5 million cash proceeds from escrow. Based on the net book value of net assets sold and the net proceeds, no gain or loss on the sale was recorded. As a condition of the agreement, HD Supply retained certain facilities that have been shut down. These facilities are recorded at fair value less costs to sell and are presented as Other current assets in the Consolidated Balance Sheets. In addition, on-going lease liabilities and other occupancy costs, net of estimated sublease income, have been accrued and are presented as Other current liabilities and Other liabilities in the Consolidated Balance Sheets.

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the results of the Lumber and Building Materials segment are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses, net of tax, of the Lumber and Building Materials operations as one line item on the Consolidated Statements of Operations. For additional detail related to the results of operations of the discontinued operations, see “Note 3, Discontinued Operations” in the notes to the consolidated financial statements within Item 8 of Part II of this annual report on Form 10-K.

Key business metrics

Revenues

We earn our revenues primarily from the sale of over 1 million construction, infrastructure, maintenance and renovation and improvement related products and our provision of related services to over 450,000 professional customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses. We recognize our revenue, net of sales tax and allowances for returns and discounts, when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable and collectability is reasonably assured. Net sales in certain of our market sectors, particularly Infrastructure & Energy, fluctuate with the costs of required commodities.

We ship products to customers predominantly by internal fleet and to a lesser extent by third party carriers. Revenues are recognized from product sales when title to the products is passed to the customer, which generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third party carriers.

We include shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through Cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in Selling, general and administrative expenses and totaled $106 million, $97 million, and $125 million in fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

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

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

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

Fiscal year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal years ended January 30, 2011 (“fiscal 2010”), January 31, 2010 (“fiscal 2009”) and February 1, 2009 (“fiscal 2008”) all include 52 weeks.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Consolidated results of operations

				Percentage Increase (Decrease)
	Fiscal Year			2010 vs. 2009	2009 vs. 2008
Dollars in millions	2010	2009	2008
Net sales	$7,477	$7,418	$9,768	0.8	(24.1)
Gross profit	2,077	1,996	2,634	4.1	(24.2)
Operating expenses:
Selling, general & administrative	1,671	1,680	2,063	(0.5)	(18.6)
Depreciation & amortization	366	386	403	(5.2)	(4.2)
Restructuring	8	28	34	(71.4)	(17.6)
Goodwill impairment(a)	–	224	1,053	*	(78.7)

Total operating expenses	2,045	2,318	3,553	(11.8)	(34.8)

Operating income (loss)	32	(322)	(919)	*	(65.0)
Interest expense	623	602	644	3.5	(6.5)
Interest (income)	–	–	(2)	*	*
Other (income) expense, net	–	(208)	11	*	*

Income (loss) from continuing operations before provision (benefit) for income taxes	(591)	(716)	(1,572)	(17.5)	(54.5)
Provision (benefit) for income taxes	28	(211)	(318)	*	(33.6)

Income (loss) from continuing operations	$(619)	$(505)	$(1,254)	22.6	(59.7)

				Basis Point Increase (Decrease)
	% of Net sales
	Fiscal Year			2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%	–	–
Gross profit	27.8	26.9	27.0	90	(10)
Operating expenses:
Selling, general & administrative	22.3	22.6	21.1	(30)	150
Depreciation & amortization	5.0	5.2	4.1	(20)	110
Restructuring	0.1	0.4	0.4	(30)	–
Goodwill impairment(a)	–	3.0	10.8	(300)	(780)

Total operating expenses	27.4	31.2	36.4	(380)	(520)

Operating income (loss)	0.4	(4.3)	(9.4)	470	(510)
Interest expense	8.3	8.1	6.6	20	150
Interest (income)	–	–	–	–	–
Other (income) expense, net	–	(2.8)	0.1	280	(290)

Income (loss) from continuing operations before provision (benefit) for income taxes	(7.9)	(9.6)	(16.1)	(170)	(650)
Provision (benefit) for income taxes	0.4	(2.8)	(3.3)	320	(50)

Income (loss) from continuing operations	(8.3)	(6.8)	(12.8)	150	(600)

* not meaningful

(a) – See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5, Goodwill and Intangible Assets.”

Fiscal 2010 compared to fiscal 2009

Highlights

Net sales in fiscal 2010 increased $59 million, or 0.8%, compared to fiscal 2009, led by increased volume in the Maintenance, Repair & Improvement market sector. For the first time since 2006, the residential construction market, measured by single family housing starts, experienced positive growth in 2010, of 7%. Single-family housing starts are expected to grow 12% in 2011, and are projected to increase at a 20% compound annual rate from 2011 to 2014. Non-residential construction suffered a further 14% decline in 2010, but is expected to begin a modest recovery in 2011 with projected 1% growth over 2010. A compound annual growth rate of 12% is forecasted from 2011 to 2014.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Our Operating income in fiscal 2010 improved by $354 million, primarily as a result of the non-cash goodwill impairment charge of $224 million recorded in fiscal 2009. As a result of our continued cost reduction and margin expansion efforts, our Operating income in fiscal 2010 increased by $130 million as compared to fiscal 2009 excluding the goodwill impairment charge. During fiscal 2010, the Company recorded charges of $8 million for branch closures and consolidations under previously announced plans. During fiscal 2009, the Company recorded charges of $28 million for branch closures and consolidations and $10 million for liquidation of excess inventory, primarily at our Specialty Construction and Infrastructure & Energy market sectors under a plan initiated in the third quarter of fiscal 2009. Fiscal 2009 was also negatively impacted by inventory valuation charges of $20 million recorded in the fourth quarter as a result of continued weakness in the construction and oil and gas markets. The inventory liquidation and valuation charges are included in Cost of sales in the Company’s consolidated statement of operations. We continued to benefit from our ongoing corporate cost reduction efforts and branch closure and consolidation activities. We continue to maintain strong liquidity, with $1.3 billion available as of January 30, 2011. In addition, during first quarter 2010 we extended the maturities of $2.6 billion of debt to April 2014.

Net sales

Net sales increased $59 million, or 0.8%, to $7,477 million during fiscal 2010 as compared to fiscal 2009.

The increase in Net sales in fiscal 2010 was driven by our Maintenance, Repair & Improvement market sector, offset by a decrease at our Specialty Construction market sector and a slight decrease at our Infrastructure & Energy market sector. Net sales were positively impacted by market volumes, efforts to gain market share, sales initiatives, commodity prices, and approximately $34 million of positive impact from the Canadian exchange rate in fiscal 2010 as compared to fiscal 2009. Partially offsetting these increases was the negative impact of the continuing weakness in the residential construction market and the continued weakening in the commercial construction market.

Gross profit

Gross profit increased $81 million, or 4.1%, to $2,077 million during fiscal 2010 as compared to fiscal 2009.

The increase in gross profit during fiscal 2010 was driven by our Maintenance, Repair & Improvement and Specialty Construction market sectors. Gross profit for our Infrastructure & Energy market sector was flat during fiscal 2010 as compared to fiscal 2009.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 90 basis points to 27.8% in fiscal 2010 from 26.9% in fiscal 2009. The increases were driven by improved product sourcing, product mix, and a shift in our business mix toward our higher margin Maintenance, Repair & Improvement sector. In addition, the gross margin in fiscal 2009 was negatively impacted by $30 million of inventory liquidation and valuation charges.

Operating expenses

Operating expenses decreased $273 million, or 11.8%, to $2,045 million during fiscal 2010 as compared to fiscal 2009. Operating expenses in fiscal 2009 included a goodwill impairment charge of $224 million. Excluding the goodwill impairment charge in fiscal 2009, Operating expenses decreased $49 million, or 2.3%, in fiscal 2010 as compared to fiscal 2009.

During fiscal 2010, we recorded $6 million of restructuring charges under the fiscal 2009 restructuring plan. We do not expect to record additional charges under this plan. Operating expenses included restructuring charges of $28 million during fiscal 2009. Depreciation and amortization expense decreased during fiscal 2010 as compared to fiscal 2009 due to the timing of asset acquisitions and amortization of intangible assets. This decrease was partially offset by an increase in software amortization expense. In addition, Selling, general and administrative expenses decreased at our Specialty Construction and Infrastructure & Energy sectors during fiscal 2010 as compared to fiscal 2009, primarily due to personnel reductions, reduced operating costs due to branch closures, and other cost reduction initiatives begun during fiscal 2009. Substantially offsetting these decreases were increases in Selling, general and administrative expenses at our Maintenance, Repair & Improvement sector primarily related to software implementation, freight costs and personnel expenses supporting new sales growth initiatives and volume increases.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Operating expenses as a percentage of Net sales decreased significantly in fiscal 2010 as compared to fiscal 2009, primarily due to the goodwill impairment charge in fiscal 2009. Excluding the goodwill impairment charge, Operating expenses as a percentage of Net sales decreased approximately 80 basis points in fiscal 2010 as compared to fiscal 2009. This decrease was driven by personnel reductions, reduced operating costs due to branch closures, and other cost reduction efforts at our Specialty Construction and Infrastructure & Energy sectors, partially offset by volume declines at our Infrastructure & Energy sector, which adversely affected the absorption of overhead costs, and an increase in expenses at our Maintenance, Repair & Improvement sector.

Operating income (loss)

Operating income of $32 million improved $354 million during fiscal 2010 as compared to an Operating loss of $322 million in fiscal 2009, primarily due to the goodwill impairment charge in fiscal 2009. Excluding the goodwill impairment charge in fiscal 2009, Operating income improved $130 million during fiscal 2010 as compared to fiscal 2009, primarily at our Specialty Construction sector, though all of our sectors experienced improvements in Operating income, excluding goodwill impairments. Operating income as a percentage of Net sales increased significantly in fiscal 2010 as compared fiscal 2009, primarily due to the goodwill impairment charge in fiscal 2009. Excluding the goodwill impairment charge, Operating income as a percentage of Net sales increased approximately 170 basis points in fiscal 2010 as compared to fiscal 2009. The improvement in fiscal 2010 was driven by our Specialty Construction sector and, to a lesser extent, our Infrastructure & Energy and Maintenance, Repair & Improvement sectors.

Interest expense

Interest expense associated with interest-bearing debt was higher in fiscal 2010 as compared to fiscal 2009. The increase in interest expense is primarily due to an increase in the principal of the 13.5% Senior Subordinated Notes due to the paid-in-kind interest capitalization and an increase in interest rates as a result of our credit amendments, partially offset by a decline in average debt balances. The lower average debt balances in fiscal 2010 were primarily due to repayments on the ABL Credit Facility, Term Loan, and Revolving Credit Facility, partially offset by the interest capitalization on the 13.5% Senior Subordinated Notes.

Other (income) expense, net

During fiscal 2010, we recognized a $6 million gain related to the valuation of our interest rate swaps.

In connection with the amendment of our debt agreements in first quarter 2010, we incurred financing fees of approximately $34 million, of which approximately $3 million were charged to Other (income) expense, net in the Consolidated Statement of Operations for fiscal 2010 in accordance with U.S. GAAP (Accounting Standards Codification (“ASC”) 470- 50, Debt-Modifications and Extinguishments). The remaining $31 million was deferred and will be amortized to interest expense over the term of the amended agreements. In addition, in connection with the first quarter 2010 $30 million prepayment of non-extending Term Loans under the Senior Secured Credit Facility, we wrote-off the unamortized pro-rata portion of the THD Guarantee and the unamortized pro-rata portion of the deferred debt costs, resulting in a charge of $2 million, reflected in Other (income) expense, net in the Consolidated Statements of Operations for fiscal 2010.

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

Provision (benefit) for income taxes

The provision (benefit) for income taxes from continuing operations decreased to a $28 million provision in fiscal 2010 from a $211 million benefit in fiscal 2009. The effective rate for continuing operations for fiscal 2010 was an expense of 4.8%, driven by the impact of a $230 million increase in the valuation allowance on deferred tax assets. The effective rate for continuing operations for fiscal 2009 was a benefit of 29.5%, driven by the impact of the goodwill impairment.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance. This assessment requires management to make judgments as to the recoverability of the deferred tax assets and if it is determined that it is “more likely than not” that the benefits will not be realized, valuation allowances are recognized. In evaluating whether it is “more likely than not” that the Company would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences, and tax planning strategies are considered.

Fiscal 2009 compared to fiscal 2008

Highlights

Financial performance in fiscal 2009 declined compared to fiscal 2008, primarily as a result of continued decline in the residential, commercial, and municipal construction markets, decline in the oil and gas markets, and unfavorable fluctuations in prices of commodities, such as steel, PVC, copper, and nickel. Total U.S. construction spending declined 12.4% in 2009.

Fiscal 2009 was negatively impacted by a non-cash goodwill impairment charge of $224 million. In addition, the Company recorded charges of $28 million for branch closure and consolidation charges and $10 million for liquidation of excess inventory, primarily at our Specialty Construction and Infrastructure & Energy market sectors as part of our previously announced restructuring plan initiated in the third quarter of fiscal 2009. Fiscal 2009 was also negatively impacted by inventory valuation charges of $20 million, recorded in the fourth quarter as a result of continued weakness in the construction and oil and gas markets. The inventory liquidation and valuation charges are included in Cost of sales in the Company’s consolidated statement of operations. As a result of changes in market conditions and the need to remain competitive for talent in our labor force, the Company adjusted the targets for its long-term incentive compensation plans, resulting in a charge of $7 million during the fourth quarter of fiscal 2009. We continued to benefit from our ongoing corporate cost reduction efforts and branch closure and consolidation activities. Despite the general economic weakness impacting our business, we were able to maintain strong liquidity, with almost $900 million in liquidity as of January 31, 2010.

Net sales

Net sales decreased $2,350 million, or 24.1%, to $7,418 million during fiscal 2009 as compared to fiscal 2008.

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

Gross profit

Gross profit decreased $638 million, or 24.2%, to $1,996 million during fiscal 2009 as compared to fiscal 2008.

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

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Operating expenses

Operating expenses decreased $1,235 million, or 34.8%, to $2,318 million during fiscal 2009 as compared to fiscal 2008. Operating expenses were negatively impacted by goodwill impairment charges of $224 million and $1,053 million in fiscal 2009 and fiscal 2008, respectively. Excluding the goodwill impairment charges in both periods, Operating expense decreased $406 million, or 16.2%, during fiscal 2009 as compared to fiscal 2008. Branch closures, personnel reductions and other cost initiatives resulted in a decrease in Selling, general, and administrative expenses. In addition, depreciation and amortization expense decreased slightly in fiscal 2009 as compared to fiscal 2008 as certain intangible assets became fully amortized during fiscal 2009.

Operating expenses as a percentage of Net sales decreased to 31.2% in fiscal 2009 from 36.4% in fiscal 2008, primarily due to the goodwill impairment in fiscal 2008. Excluding the goodwill impairments in both periods, Operating expenses as a percentage of Net sales increased 260 basis points during fiscal 2009 as compared to fiscal 2008. Our success in reducing Operating expenses was partially offset by our continued investment in maintaining our infrastructure to support the key markets in which we serve in anticipation of a market recovery. The declines in unit sales and commodity prices at our Infrastructure & Energy and Maintenance, Repair & Improvement market sectors adversely affected absorption of overhead costs and contributed to the increase in Operating expenses as a percentage of Net sales. This increase was partially offset by a slight decline in Operating expenses, excluding goodwill impairment charges, as a percentage of Net sales at our Specialty Construction market sector.

Operating income (loss)

Operating loss of $322 million decreased $597 million during fiscal 2009 as compared to an Operating loss of $919 million in fiscal 2008, primarily due to the goodwill impairment charge in fiscal 2008. Excluding the goodwill impairment charges in both periods, Operating loss increased $232 million during fiscal 2009 as compared to fiscal 2008. Operating loss excluding goodwill impairment charges increased primarily as a result of the volume declines due to the weakening of the residential, commercial, and municipal construction markets. Operating loss as a percentage of Net sales improved 510 basis points in fiscal 2009 as compared to fiscal 2008, primarily due to the larger goodwill impairment charge in fiscal 2008. Excluding the impact of the goodwill impairment charges in both periods, Operating loss as a percentage of Net sales increased 270 basis points in fiscal 2009 as compared to fiscal 2008. The increase was driven by our Infrastructure & Energy and Specialty Construction market sectors, partially offset by a decrease at our Maintenance, Repair & Improvement market sector.

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

Provision (benefit) for income taxes

The benefit for income taxes from continuing operations decreased to $211 million in fiscal 2009 from $318 million in fiscal 2008. The effective rate for continuing operations for fiscal 2009 and fiscal 2008 was a benefit of 29.5% and 20.2%, respectively. The higher effective rate for fiscal 2009 was primarily related to the larger goodwill impairment in fiscal 2008, a portion of which was non-deductible.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Results of operations by market sector

Infrastructure & Energy

	Fiscal Year			Increase (Decrease)
				2010 vs. 2009	2009 vs. 2008
Dollars in millions	2010	2009	2008
Net sales	$3,688.2	$3,694.6	$5,011.4	(0.2)%	(26.3)%
Operating income (loss)	48.3	(160.6)	(564.5)	*	(71.6)%
% of Net sales	1.3%	(4.3)%	(11.3)%	560 bps	(700) bps

* not meaningful

Fiscal 2010 compared to fiscal 2009

Net sales

Net sales decreased $6 million, or 0.2%, to $3,688 million during fiscal 2010 as compared to fiscal 2009.

The decrease in Net sales in fiscal 2010 was driven by a decline of $68 million, or 10.7%, at IPVF, and, to a lesser extent, a decline of $3 million, or 0.3%, at Utilities. Substantially offsetting these declines were increases in Net sales of $56 million and $7 million at Electrical and Waterworks, respectively, representing increases of 13.5% and 0.4%, respectively.

The decline at IPVF in fiscal 2010 was driven by a reduction in large project work in the oil and gas industry during fiscal 2010 as compared to fiscal 2009 and by pricing pressure due to decline in overall market demand. The slight decline in Net sales at Utilities was driven by lower capital and maintenance spend by utilities in most customer end-markets primarily due to continued weakness in the overall economy and continued focus on working capital management. The Net sales growth at Electrical was driven by volume increases due to a gradual improvement in the residential market. In addition, Net sales increased at Electrical and Waterworks through sales initiatives and positive impacts from fluctuating commodity prices, primarily copper and steel at Electrical and primarily PVC at Waterworks.

Operating income (loss)

Operating income of $48 million improved $209 million during fiscal 2010 as compared to a loss of $161 million in fiscal 2009. The primary driver of the improvement was because of a goodwill impairment charge during fiscal 2009 of $194 million for Waterworks, Utilities, and IPVF. Excluding the goodwill impairment charge, Operating income increased $15 million, or 44.2%, during fiscal 2010 as compared to fiscal 2009.

The Operating income increase in fiscal 2010, excluding the goodwill impairment charge, was driven by increases in Operating income of $15 million and $2 million at Electrical and IPVF, respectively. Partially offsetting these increases was a decline in Operating income of $2 million at Utilities. Operating income at Waterworks was flat in fiscal 2010 as compared to fiscal 2009.

The Operating income increase at Electrical was driven by volume increases. In addition, Electrical had a decline in Selling, general and administrative costs, primarily due to cost reduction efforts and the impact of branch closure and consolidation charges in fiscal 2009. The Operating income increase at IPVF was driven by margin improvements as a result of inventory valuation charges taken in the fourth quarter of fiscal 2009. IPVF and Waterworks experienced decreases in Selling, general and administrative costs primarily due to volume declines and personnel reductions. In addition, Waterworks incurred branch closure and consolidation charges in fiscal 2009. Offsetting these positive impacts to Operating income, Waterworks experienced margin compression in fiscal 2010 as a result of competitive pricing pressures and product mix. The decline in Operating income at Utilities was driven by volume declines and margin compression.

Operating income as a percentage of Net sales in fiscal 2010 increased significantly as compared to fiscal 2009 primarily due to the goodwill impairment charge in fiscal 2009. Excluding the goodwill impairment charge, Operating income as a percentage of Net sales increased approximately 40 basis points in fiscal 2010 as compared to fiscal 2009. The increase in fiscal 2010 was driven by the leverage of fixed costs through sales volume increases at Electrical.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Fiscal 2009 compared to fiscal 2008

Net sales

Net sales decreased $1,317 million, or 26.3%, to $3,695 million during fiscal 2009 as compared to fiscal 2008.

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

The Operating income decrease in fiscal 2009, excluding the goodwill impairment charges in both periods, compared to fiscal 2008 was driven by decreases of $87 million and $90 million at Waterworks and IPVF, respectively. Utilities and Electrical also experienced declines in Operating income, excluding the goodwill impairment charges in both periods, of $12 million and $14 million, respectively. The decline in Operating income for fiscal 2009, excluding the goodwill impairment charges in both periods, at Waterworks, Utilities, and Electrical was primarily driven by volume declines related to the weakening of the residential, municipal, and commercial construction markets. In addition, during the fourth quarter of fiscal 2009, inventory valuation charges of $20 million were recognized at Utilities and IPVF as a result of the continued weakening of the construction and oil and gas markets. Partially offsetting these negative impacts was a decline in Selling general, and administrative costs, primarily due to personnel reductions and branch closures, and other cost reduction efforts. The decline in Operating income at IPVF, excluding the goodwill impairment charges in both periods, was driven by margin compression as a result of commodity price declines, the inventory valuation charge referred to above, and was also partially impacted by volume declines.

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

Maintenance, Repair & Improvement

	Fiscal Year			Increase (Decrease)
				2010 vs. 2009	2009 vs. 2008
Dollars in millions	2010	2009	2008
Net sales	$2,116.5	$2,023.4	$2,070.2	4.6%	(2.3)%
Operating income	205.5	155.6	162.4	32.1%	(4.2)%
% of Net sales	9.7%	7.7%	7.8%	200 bps	(10) bps

Fiscal 2010 compared to fiscal 2009

Net sales

Net sales increased $93 million, or 4.6%, to $2,117 million during fiscal 2010 as compared to fiscal 2009.

The increase in Net sales in fiscal 2010 was driven by Facilities Maintenance, which had an increase of $73 million, or 4.5%. Crown Bolt and Repair & Remodel also had a combined increase in Net sales during fiscal 2010 of $21 million, or 5.0%, as compared to fiscal 2009.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

The Net sales growth at Facilities Maintenance was driven by new initiatives primarily in the hospitality, multi-family, and healthcare markets. The Net sales growth at Repair & Remodel was driven by volume, primarily as a result of sales initiatives and the opening of a new location in the Los Angeles market. During fiscal 2010, Crown Bolt recorded $12 million in Net sales in accordance with the minimum purchase requirement provisions of the strategic purchase agreement with Home Depot. Partially offsetting this positive impact to Net Sales was a decrease in Net sales due to volume and price decreases.

Operating income

Operating income increased $50 million to $206 million during fiscal 2010 as compared to fiscal 2009. A significant driver of the improvement was a goodwill impairment charge during fiscal 2009 of $30 million for Repair & Remodel. Excluding the goodwill impairment charge, Operating income increased $20 million, or 10.6%, during fiscal 2010 as compared to fiscal 2009.

The increase in Operating income, excluding the goodwill impairment charge, was driven by the $12 million of Net sales recorded at Crown Bolt in accordance with the strategic purchase agreement provisions and improvements in gross margin driven by sales initiatives, favorable product mix, and certain one-time costs incurred during fiscal 2009. In addition, Operating income was positively impacted by a decrease in depreciation expense due to a planned reduction in capital expenditures, which was partially offset by an increase in software amortization expense. Operating income was negatively impacted by increased Selling, general and administrative costs related to software implementation, freight costs and personnel expenses supporting new sales growth initiatives and volume increases.

Operating income as a percentage of Net sales in fiscal 2010 increased significantly as compared to fiscal 2009 primarily due to the goodwill impairment charge in fiscal 2009. Excluding the goodwill impairment charge, Operating income as a percentage of Net sales increased approximately 50 basis points in fiscal 2010 as compared to fiscal 2009. The increase was driven by gross margin increases, partially offset by an increase in Selling, general and administrative expenses.

Fiscal 2009 compared to fiscal 2008

Net sales

Net sales decreased $47 million, or 2.3%, to $2,023 million during fiscal 2009 as compared to fiscal 2008.

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

Operating income

Operating income decreased $7 million, or 4.2%, to $156 million during fiscal 2009 as compared to fiscal 2008. The primary driver of the decline was a goodwill impairment charge of $30 million at Repair & Remodel during fiscal 2009. Excluding the goodwill impairment charge, Operating income increased $23 million during fiscal 2009 as compared to fiscal 2008.

The Operating income increase in fiscal 2009, excluding the goodwill impairment charge, as compared to fiscal 2008 was driven by increases of $23 million and $5 million at Facilities Maintenance and Crown Bolt, respectively, partially offset by a decrease of $5 million at Repair & Remodel.

The Operating income increases at Facilities Maintenance and Crown Bolt for fiscal 2009 were driven by decreases in Selling general and administrative expenses primarily as a result of lower personnel and freight costs. In addition, Operating income at Facilities Maintenance was positively impacted in fiscal 2009 by a reduction in depreciation and amortization expense and an increase in gross profit as a result of strategic pricing partially offset by product inflation. The Operating income decrease at Repair & Remodel, excluding the goodwill impairment charge, was driven by volume declines, as a result of the weakening residential construction market partially offset by a decline in Selling general, and administrative expense due to cost reduction efforts.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Operating income as a percentage of Net sales decreased 10 basis points in fiscal 2009 as compared to fiscal 2008, driven by the goodwill impairment charge at Repair & Remodel. Excluding the goodwill impairment charge, Operating income as a percentage of Net sales increased 140 basis points in fiscal 2009 as compared to fiscal 2008, driven by declines in Selling general and administrative expenses across the sector and improvements in gross margin at Facilities Maintenance.

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

Specialty Construction

	Fiscal Year			Increase (Decrease)
				2010 vs. 2009	2009 vs. 2008
Dollars in millions	2010	2009	2008
Net sales	$1,472.2	$1,530.6	$2,460.4	(3.8)%	(37.8)%
Operating income (loss)	(117.5)	(196.2)	(365.1)	(40.1)%	(46.3)%
% of Net sales	(8.0)%	(12.8)%	(14.8)%	(480) bps	(200) bps

Fiscal 2010 compared to fiscal 2009

Net sales

Net sales decreased $58 million, or 3.8%, to $1,472 million during fiscal 2010 as compared to fiscal 2009.

White Cap, CTI, and Plumbing experienced declines in Net sales of $20 million, $14 million, and $24 million, respectively, in fiscal 2010 as compared to fiscal 2009, which represent declines of 2.3%, 6.4%, and 5.5%, respectively. The Net sales decreases were driven by a continued impact of the weakened construction markets as the residential recovery has stalled. In addition, Net sales decreased due to the closing of under-performing branches. Partially offsetting these declines were favorable impacts to Net sales during fiscal 2010 due to rising commodity prices.

Operating income (loss)

Operating loss decreased $79 million, or 40%, to a loss of $118 million during fiscal 2010 as compared to fiscal 2009.

White Cap, CTI, and Plumbing had favorable declines in Operating loss of $30 million, $27 million, and $21 million, respectively, in fiscal 2010 as compared to fiscal 2009. The decrease in Operating loss in fiscal 2010 was driven by a decrease in Selling general and administrative expenses, primarily due to personnel reductions, reduced operating costs due to branch closures, and other cost reduction initiatives begun during fiscal 2009. Operating loss in fiscal 2010 and fiscal 2009 were negatively impacted by restructuring charges for additional branch closures and consolidations and personnel reductions. Charges of $8 million and $29 million were recorded in fiscal 2010 and fiscal 2009, respectively. Of the fiscal 2009 charges, $9 million was related to inventory liquidation charges, which are included in Cost of sales in the Company’s Consolidated Statement of Operations. In addition, fiscal 2010 Operating loss was favorably impacted by gross profit increases, driven by product mix, commodity impacts, and one-time costs incurred during fiscal 2009, and lower depreciation expense.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Operating loss as a percentage of Net sales improved approximately 480 basis points in fiscal 2010 as compared to fiscal 2009. The improvement is primarily due to improved gross margins and significant reductions in fixed costs across the sector.

Fiscal 2009 compared to fiscal 2008

Net sales

Net sales decreased $930 million, or 37.8%, to $1,531 million during fiscal 2009 as compared to fiscal 2008.

White Cap, CTI, and Plumbing experienced declines in Net sales of $498 million, $152 million, and $280 million, respectively, in fiscal 2009 as compared to fiscal 2008. The weakening of the residential and commercial construction markets continued to have a negative impact on the Specialty Construction sector, having an estimated volume impact of approximately $700 million in fiscal 2009 as compared to fiscal 2008. In addition, branch closures at Plumbing in the second half of fiscal 2008 and during fiscal 2009 had an estimated negative impact on Net sales of $43 million in fiscal 2009 as compared to fiscal 2008. During fiscal 2009, CTI experienced a negative impact on Net sales due to fewer upgrade purchases by customers in new home construction and White Cap and Plumbing reported declines in Net sales due to unfavorable commodity prices, including rebar and copper.

Operating income (loss)

Operating loss decreased $169 million, or 46%, during fiscal 2009 to a loss of $196 million as compared to fiscal 2008, primarily as a result of a $252 million goodwill impairment charges in fiscal 2008. Excluding the goodwill impairment charge, Operating loss increased $83 million during fiscal 2009 as compared to fiscal 2008.

The increase in Operating loss in fiscal 2009 as compared to fiscal 2008, excluding the goodwill impairment charges, was driven by increases of $85 million and $31 million at White Cap and Plumbing, respectively, partially offset by a decrease in Operating loss of $32 million at CTI.

The increases in Operating loss during fiscal 2009, excluding the goodwill impairment charges, were primarily driven by volume declines related to the weakening of the residential and commercial construction markets and, to a lesser extent, competitive pricing pressures and fluctuating commodity prices. Operating income (loss) in fiscal 2009 and fiscal 2008 were negatively impacted by restructuring charges for additional branch closures and consolidations and personnel reductions. Charges of $29 million and $18 million were recorded in fiscal 2009 and fiscal 2008, respectively. Of these charges, $9 million and $2 million for fiscal 2009 and fiscal 2008, respectively, were related to inventory liquidation, which are included in Cost of sales in the Company’s Consolidated Statement of Operations. As of January 31, 2010, we had completed the closure of 8 branches and approximately 180 headcount reductions. During fiscal 2009, Operating loss was positively impacted by a decline in Selling general and administrative costs primarily due to personnel reductions and other cost reduction efforts.

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

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Liquidity, capital resources and financial condition

Sources and uses of cash

Our sources of funds, primarily from operations, cash on-hand, and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet all current obligations on a timely basis. We believe that these sources of funds will be sufficient to meet the operating needs of our business for at least the next twelve months.

During fiscal 2010, cash inflow was primarily provided by cash receipts from operations including the cash receipt of an IRS refund of taxes previously paid of $220 million. We filed for and received this cash refund from the IRS as a result of recent tax legislation regarding net operating loss carry-back periods. These inflows were utilized to meet the cash flow needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, and the payment of interest on debt. In addition, the Company paid $722 million in net debt repayments and $34 million in financing fees related to the amendment of our credit agreements.

As of January 30, 2011, our combined liquidity of approximately $1.3 billion is comprised of $292 million in cash and cash equivalents and $1,031 million of available borrowings. The available borrowings include $200 million under our Revolving Credit Facility, which matures on August 30, 2013, and $831 million under our ABL Revolving Credit Facility, based on qualifying inventory and receivables, which matures on April 1, 2014.

Although we believe that our end-markets will improve and enable us to generate higher earnings and cash flows in future years, even in the absence of this expected improvement, we believe our current liquidity and earnings are sufficient to meet all of our operating needs and financial obligations through 2013 as illustrated in the chart below (amounts in millions).

	Fiscal Year

	2011	2012	2013

Starting Liquidity	$1,323	$1,340	$1,039
Add:
Adjusted EBITDA(1)	431	431	431
Subtract:
Cash Interest Payments(2)	355	600	600
Capital Expenditures(1)	49	49	49
Debt Principal Payments(3)	10	83	10
Maturity of Revolving Credit Facility	–	–	200

Ending Liquidity	$1,340	$1,039	$611

(1)	Adjusted EBITDA and Capital Expenditures are held constant in this illustration. See “Item 6. Selected Financial Data.” for a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure under U.S. GAAP. By including these assumptions in this report we do not intend to make any projection regarding future Adjusted EBITDA or capital expenditure levels. Actual results in the future may differ materially from historic levels.

(2)	Our cash interest payments for fiscal 2011 are expected to be approximately $355 million. Beginning in fiscal 2012, we anticipate our annualized cash interest payments to be approximately $600 million as the interest on our 13.5% Senior Subordinated Notes will begin to be paid in cash, rather than paid in kind. The interest rates and other terms within our current credit agreements are not impacted by rating agency actions.

(3)	Represents required principal payments on our Term Loans due August 30, 2012 and April 1, 2014.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

Amounts in millions	Fiscal 2010	Fiscal 2009	Fiscal 2008
Operating activities	$551	$69	$548
Investing activities	(45)	(41)	37
Financing activities	(755)	(263)	86

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Working capital

Working capital, excluding cash and cash equivalents, decreased to $884 million as of the end of fiscal 2010 from $1,386 million as of the end of fiscal 2009. The decrease was primarily driven by the collection of an income tax receivable of $220 million and an increase to accounts payable of $321 million due to the timing of inventory purchases. We continue to focus on asset management initiatives that are intended to improve our working capital.

Working capital, excluding cash and cash equivalents, increased to $1,386 million as of the end of fiscal 2009 from $1,300 million as of the end of fiscal 2008. The increase in working capital during fiscal 2009 was driven by a decrease in accounts payable, substantially offset by a decrease in accounts receivable and inventory.

Operating activities

Cash flow from operating activities in fiscal 2010 was $551 million compared with $69 million in fiscal 2009. The increase was primarily due to the timing of payments for the purchase of inventory and the receipt of an IRS refund of $220 million. These increases were partially offset by the receipt of an IRS refund in fiscal 2009 of $134 million.

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

Investing activities

During fiscal 2010, cash used in investing activities was $45 million, primarily driven by $49 million of capital expenditures.

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

Financing activities

During fiscal 2010, cash used in financing activities was $755 million, due to net debt repayments of $722 million, including the prepayment on the Term Loan of $30 million, and $34 million in financing fees related to the amendment of our credit agreements.

During fiscal 2009, cash used in financing activities was $263 million, as a result of net debt repayments, including the repurchase of $252 million principal amount of the 13.5% Senior Subordinated Notes for $62 million.

During fiscal 2008, cash provided by financing activities totaled $86 million, driven by $75 million of net borrowings on our long-term debt and $10 million of equity contributions.

External financing

As of January 30, 2011, we have an aggregate principal amount of $5.2 billion of outstanding debt, $200 million of available borrowings under our Revolving Credit Facility and $949 million of available borrowings under our ABL Credit Facility (after giving effect to the borrowing base limitations and approximately $71 million in letters of credit issued and including $118 million of borrowings available on qualifying cash balances).

Senior Secured Credit Facility

The Company maintains a senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a $1 billion term loan (the “Term Loan”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). On March 19, 2010, the Company entered into Amendment No. 3 (the “Cash Flow Amendment”) to its Senior

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Secured Credit Facility, dated as of August 30, 2007, by and among the Company, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and the other lenders and financial institutions from time to time party thereto. The Cash Flow Amendment extended the maturity date from August 30, 2012 to April 1, 2014 of approximately $874 million in principal amount of outstanding Term Loan under the Senior Secured Credit Facility. Home Depot, which guarantees payment of the Term Loan under the Senior Secured Credit Facility (“THD Guarantee”), consented to the Cash Flow Amendment. Concurrently, Home Depot and the Company entered into an agreement pursuant to which Home Depot consented to any later amendment to the Senior Secured Credit Facility, as amended, (similar in form and substance to the Cash Flow Amendment) that would extend the maturity of the remaining approximately $104 million of outstanding Term Loan to a date that is not later than the maturity date in effect from time to time under the Cash Flow Amendment. In addition, the Company entered into a letter agreement with Home Depot, pursuant to which the Company agreed that, while the THD Guarantee is outstanding, the Company would not voluntarily repurchase any 12.0% Senior Notes or 13.5% Senior Subordinated Notes, directly or indirectly, without Home Depot’s prior written consent, subject to certain exceptions, including debt repurchases with equity or permitted refinancings. The Company also agreed to prepay $30 million in aggregate principal amount of non-extending Term Loan under the Senior Secured Credit Facility. This prepayment was completed during the first quarter of fiscal 2010. The maturity date of the extended outstanding Term Loan may be further extended to a date not later than June 1, 2014, without further consent by the lenders, if Home Depot provides a notice electing to extend its guarantee of the Term Loan to such later date. However, Home Depot is under no obligation to provide such notice or make such election to further extend its guarantee, and the Company cannot provide any assurance that Home Depot will provide such notice or make such election or on what terms it might do so. The remaining outstanding non-extended Term Loan will mature on the original maturity date of such loan, i.e. August 30, 2012. The Senior Secured Credit Facility can be repaid at any time without penalty or premium.

The Cash Flow Amendment increased the borrowing margins applicable to the extended portion of the Term Loan by 150 basis points, such that the extended Term Loan bears interest at Prime plus 1.75% or LIBOR plus 2.75% at the Company’s election. The remaining non-extended Term Loan continues to bear interest at Prime plus 0.25% or LIBOR plus 1.25% at the Company’s election. Interest on the Term Loan is due at the end of each calendar quarter with respect to Prime rate draws or at the maturity of each LIBOR draw (unless said draw is for a six-, nine-, or twelve-month period, then interest shall be paid quarterly). As of January 30, 2011, the Term Loan balance was $938 million, comprised of $74 million due August 30, 2012 at an interest rate of 1.56% and $864 million due April 1, 2014 at an interest rate of 3.06%. At January 31, 2010, the Term Loan balance was $978 million at an interest rate of 1.48%. During fiscal 2010, the Term Loan due August 30, 2012 had an average outstanding balance of $76 million at a weighted average interest rate of 1.59% and the Term Loan due April 1, 2014 had an average outstanding balance of $869 million at a weighted average interest rate of 2.97%.

The extended and non-extended portions of the Terms Loan outstanding under the Senior Secured Credit Facility, as amended, amortize in nominal quarterly installments equal to 0.25% of the original aggregate principal amount of the Term Loan. Additionally, beginning in fiscal 2009, the Company is required to pay down the Term Loan in an amount equal to 50% of Excess Cash Flow from the preceding fiscal year, as defined in the Term Loan agreement, such percentage is reduced to 0% upon the attainment of certain leverage ratio targets. Under the Excess Cash Flow provisions of the Senior Secured Credit Facility, the Company is not required to repay a portion of the Term Loan during fiscal 2011 and was not required to repay a portion of the Term Loan during fiscal 2010 or fiscal 2009.

The THD Guarantee was valued at $106 million at the issuance of the Senior Secured Credit Facility in August 2007 and was being amortized to interest expense over the original five-year life of the Term Loan on a straight-line basis which approximates the effective interest method. As a result of the extension of the THD Guarantee on the extended Term Loan, the amortization period of a pro-rata portion of the unamortized THD Guarantee has also been extended, on a straight-line basis, until April 1, 2014. This change results in a decrease of amortization of $6 million in fiscal 2010 and an expected decrease of $7 million in fiscal 2011, no expected change to amortization in fiscal 2012 and expected increases of amortization of $11 million and $2 million in fiscal 2013 and fiscal 2014, respectively. During fiscal 2010, fiscal 2009, and fiscal 2008 the Company recorded amortization of the guarantee of $14 million, $21 million, and $21 million, respectively, which is reflected in Interest Expense in the Consolidated Statements of Operations. In connection with the $30 million prepayment of the non-extending portion of the Term Loan under the Senior Secured Credit Facility, the Company wrote-off the unamortized pro-rata

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

portion of the THD Guarantee and the unamortized pro-rata portion of deferred debt costs, resulting in a pre-tax charge of $2 million in the first quarter of fiscal 2010. This charge is reflected in Other (income) expense, net in the Consolidated Statements of Operations.

The Revolving Credit Facility is due August 30, 2013 and bears interest at Prime plus 3.0% or LIBOR plus 4.0% at the Company’s election. The Revolving Credit Facility also has a 0.5% unused commitment fee and a Letter of Credit fee of 4.0% per annum. There were no amounts outstanding under the Revolving Credit Facility as of January 30, 2011. During fiscal 2010, the Revolving Credit Facility had an average outstanding balance of $125 million at a weighted average interest rate of 4.28%. The Company had an outstanding balance of $300 million as of January 31, 2010, at an interest rate of 4.23%. As of January 30, 2011 and January 30, 2010, there were no outstanding Letters of Credit under the Revolving Credit Facility. Interest on the Revolving Credit Facility is due at the end of each calendar quarter with respect to Prime rate draws or at the maturity of each LIBOR draw (unless said draw is for a six-, nine-, or twelve-month period, then interest shall be paid quarterly).

In addition to Home Depot’s guarantee of the Term Loan payments, the Senior Secured Credit Facility is further collateralized by all of the capital stock of HD Supply, Inc. and its subsidiary guarantors and by 65% of the capital stock of its foreign subsidiaries as well as by other tangible and intangible assets owned by the Company subject to the priority of liens described in the guarantee and collateral agreement dated as of August 30, 2007. The Senior Secured Credit Facility contains various restrictive covenants including limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. The Company is in compliance with all such covenants. The Senior Secured Credit Facility is subject to an acceleration clause under an Event of Default, as defined in the Senior Secured Credit Facility agreement. Management believes the likelihood of such acceleration to be remote.

Asset Based Lending Credit Agreement

The Company maintains a $2.1 billion asset based lending credit agreement (the “ABL Credit Facility”) subject to borrowing base limitations. On March 19, 2010, the Company entered into the Limited Consent and Amendment No. 3 (the “ABL Amendment”) to its ABL Credit Facility, dated as of August 30, 2007, by and among the Company, certain subsidiaries of the Company, GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent and collateral agent, GE Canada Finance Holding Company, as Canadian administrative agent and Canadian collateral agent, and the several lenders and financial institutions from time to time parties thereto. Pursuant to the ABL Amendment, the Company (i) converted approximately $214 million of commitments under the ABL Credit Facility into a term loan (the “ABL Term Loan”), (ii) extended the maturity date of approximately $1,537 million of the commitments under the ABL Credit Facility (the “ABL Revolving Credit Facility”) from August 30, 2012 to the later of April 1, 2014 and the maturity date of the extended Term Loan under the Cash Flow Amendment, and (iii) reduced the total commitments under the ABL Credit Facility by approximately $45 million. The ABL Term Loan does not amortize and the entire principal amount thereof is due and payable on the later of April 1, 2014 and the maturity date of the extended Term Loan under the Senior Secured Credit Facility, as amended. The remaining approximately $304 million of commitments under the ABL Credit Facility mature on the original maturity date of such commitments, i.e. August 30, 2012. The ABL Credit Facility can be repaid at any time without penalty or premium.

The ABL Amendment provided for a borrowing rate of Prime plus 2.25% or LIBOR plus 3.25% per annum applicable to the ABL Term Loan and increased the borrowing margins applicable to the extended portion of the ABL Revolving Credit Facility by 175 basis points and the commitment fee applicable to such portion by 50 basis points, such that the extended ABL Revolving Credit Facility bears interest at Prime plus 2.25% or LIBOR plus 3.25% per annum at the Company’s election and contains an unused commitment fee of 0.75%. The non-extended ABL Revolving Credit Facility continues to bear interest at Prime plus 0.5% or LIBOR plus 1.5% per annum at the Company’s election and contain an unused commitment fee of 0.25%.

As of January 30, 2011, the ABL Credit Facility had an outstanding balance of $214 million, comprised entirely of $214 million under the ABL Term Loan due April 1, 2014 at a weighted average interest rate of 3.53%. There were no amounts outstanding under the ABL Revolving Credit Facility due August 30, 2012 or the ABL Revolving Credit Facility due April 1, 2014. As of January 31, 2010, the ABL Credit Facility had an outstanding balance of $596 million at a weighted average interest rate of 2.06%. During fiscal 2010, the ABL Term Loan had an average

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

outstanding balance of $214 million at a weighted average interest rate of 3.45%, the ABL Revolving Credit Facility due August 30, 2012 had an average outstanding balance of $21 million at a weighted average interest rate of 2.50%, and the ABL Revolving Credit Facility due April 1, 2014 had an average outstanding balance of $72 million at a weighted average interest rate of 3.06%.

As of January 30, 2011, the Company had available borrowings under the ABL Credit Facility of $949 million, after giving effect to the borrowing base limitations and letters of credit issued and including $118 million of borrowings available on qualifying cash balances. The Company can use up to $400 million of its available borrowing under the ABL Credit Facility for Letters of Credit which are charged a fee of 1.5% per annum for amounts borrowed under the non-extended portion and 3.25% per annum for amounts borrowed under the extended portion. As of January 30, 2011, there were approximately $11 million and $60 million, respectively, of Letters of Credit outstanding under the ABL Credit Facility due August 30, 2012 and April 1, 2014, respectively. As of January 31, 2010, there were $65 million of Letters of Credit outstanding under the ABL Credit Facility.

The ABL Credit Facility contains various restrictive covenants including a limitation on the amount of dividends to be paid. In addition, if the Company’s availability under the ABL Credit Facility falls below $210 million (a “Liquidity Event”), the Company will be required to maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0, as defined in the ABL Credit Facility. The Company is in compliance with all such covenants. The ABL Credit Facility is collateralized by all of the capital stock of HD Supply, Inc. and its subsidiary guarantors and by 65% of the capital stock of its foreign subsidiaries as well as by other tangible and intangible assets owned by the Company subject to the priority of liens described in the guarantee and collateral agreement dated as of August 30, 2007. The ABL Credit Facility is subject to an acceleration clause in a Liquidity Event or an Event of Default, as defined in the ABL Credit Facility agreement. Under such acceleration, the administrative agent can direct payments from the Company’s depository accounts to directly pay down the outstanding balance under the ABL Credit Facility. Management believes the likelihood of such acceleration to be remote.

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

As of January 30, 2011, there were no outstanding borrowings under the ABL Credit Facility from Lehman Brothers. The Administrative Agent of the ABL Credit Facility holds approximately $28 million in escrow funds, which are available to honor Lehman Brothers’ pro rata portion of any ABL Credit Facility draw. The combined available unfunded commitment from Lehman Brothers as of January 30, 2011 (without taking into consideration the ABL Credit Facility borrowing base limitations) was approximately $67 million.

As of January 30, 2011, there were no outstanding borrowings under the Revolving Credit Facility from Woodlands. Due to the uncertainty of Woodlands’ ability or willingness to fund their $100 million commitment, we excluded this portion of the Revolving Credit Facility from our reported liquidity.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

12.0% Senior Notes

On August 30, 2007, the Company issued $2.5 billion of Senior Notes bearing interest at a rate of 12.0% (the “12.0% Senior Notes”). Interest payments are due each March and September 1st through maturity. The 12.0% Senior Notes mature on September 1, 2014 and can be redeemed by the Company as follows:

Redemption Period	Redemption Price
September 1, 2011 – August 31, 2012	106% plus accrued interest
September 1, 2012 – August 31, 2013	103% plus accrued interest
September 1, 2013 – Thereafter	100% plus accrued interest

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

13.5% Senior Subordinated Notes

On August 30, 2007, the Company issued $1.3 billion of Senior Subordinated PIK Notes bearing interest at a rate of 13.5% (the “13.5% Senior Subordinated Notes”). Interest payments are due each March and September 1st through maturity except that the first eight payment periods through September 2011 shall be payments in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than be paid in cash. During fiscal 2009, the Company repurchased $252 million principal amount, plus accrued interest of $15 million, of the 13.5% Senior Subordinated Notes for $62 million. As a result, we recognized a $200 million pre-tax gain for the extinguishment of this portion of the 13.5% Senior Subordinated Notes, net of the write-off of unamortized deferred debt issuance costs. As a result of PIK interest capitalizations and the extinguishment of a portion of the principal, as of January 30, 2011, the outstanding principal balance of the 13.5% Senior Subordinated Notes was $1.6 billion. The 13.5% Senior Subordinated Notes mature on September 1, 2015 and can be redeemed by the Company as follows:

Redemption Period	Redemption Price
September 1, 2011 – August 31, 2012	106.75% plus accrued interest
September 1, 2012 – August 31, 2013	103.375% plus accrued interest
September 1, 2013 – Thereafter	100% plus accrued interest

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

Registration Statement

On July 27, 2009, HD Supply, Inc. filed a registration statement on Form S-4/A with the U.S. Securities and Exchange Commission (“SEC”) in accordance with the registration rights agreements relating to the 12.0% Senior Notes and 13.5% Senior Subordinated Notes. On July 28, 2009, the registration statement was declared effective by the SEC and the offer to exchange outstanding 12.0% Senior Notes with registered 12.0% Senior Notes and outstanding 13.5% Senior Subordinated Notes with registered 13.5% Senior Subordinated Notes was executed. The exchange offer closed on August 25, 2009 with all of the notes held by eligible participants in the exchange offer tendered.

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

Interest rate swaps

We maintain interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. At execution, our swaps committed us to pay fixed interest and receive variable interest, effectively converting $400 million of floating-rate debt to fixed rate debt.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

The following table summarizes the weighted average rates and notional amounts of these agreements for the periods presented.

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Weighted average notional value outstanding (millions)	$200	$400	$400
Weighted average fixed rate paid	3.9%	3.8%	3.8%
Weighted average floating rate received	0.3%	0.3%	2.4%

On January 31, 2010, swaps with a combined $200 million notional value matured. The remaining swaps, having a combined $200 million notional value, matured on January 31, 2011. As of January 30, 2011, the remaining swaps had a weighted average fixed pay rate of 3.9% and a weighted average floating receive rate of 0.3%.

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

Interest rate risk related to debt

We are subject to interest rate risk associated with our Senior Secured Credit Facility and our ABL Credit Facility.

As of January 30, 2011, the Senior Secured Credit Facility was comprised of the following:

—	A Term Loan due August 30, 2012 that bears interest at Prime plus 0.25% or LIBOR plus 1.25% at the Company’s election. As of January 30, 2011, $74 million was outstanding at an interest rate of 1.56%.

—	A Term Loan due April 1, 2014 that bears interest at Prime plus 1.75% or LIBOR plus 2.75% at the Company’s election. As of January 30, 2011, $864 million was outstanding at an interest rate of 3.06%.

—

A $300 million Revolving Credit Facility due August 30, 2013 that bears interest at Prime plus 3.0% or LIBOR plus 4.0% at the Company’s election. As of January 30, 2011, there were no amounts outstanding.

As of January 30, 2011, the ABL Credit Facility was comprised of the following:

—

An ABL Term Loan due April 1, 2014 that bears interest at Prime plus 2.25% or LIBOR plus 3.25% per annum at the Company’s election. As of January 30, 2011, $214 million was outstanding at a weighted average interest rate of 3.53%.

—

A $304 million ABL Revolving Credit Facility due August 30, 2012 that bears interest at Prime plus 0.5% or LIBOR plus 1.5% per annum at the Company’s election. As of January 30, 2011, there were no amounts outstanding.

—

A $1.5 billion ABL Revolving Credit Facility due April 1, 2014 that bears interest at Prime plus 2.25% or LIBOR plus 3.25% per annum at the Company’s election. As of January 30, 2011, there were no amounts outstanding.

While changes in interest rates impact the fair value of the fixed rate debt, there is no impact to earnings and cash flow. Alternatively, while changes in interest rates do not affect the fair value of our variable-interest rate debt, they do affect future earnings and cash flows. A 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $12 million (based on our borrowings on our credit facilities as of January 30, 2011).

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Off-balance sheet arrangements

In accordance with generally accepted accounting principles, operating leases for a portion of our real estate and other assets are not reflected in our Consolidated Balance Sheets.

Contractual obligations

The following table discloses aggregate information about our contractual obligations as of January 30, 2011 and the periods in which payments are due (amounts in millions):

		Payments due by period
	Total	Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015	Fiscal years after 2015

Long-term debt (1)	$5,471	$10	$92	$5,369	$–
Interest on long-term debt	2,353	349	1,183	821	–
Operating leases	576	157	221	106	92
Purchase obligations (2)	612	612	–	–	–
Interest rate swaps(3)	1	1	–	–	–

Total contractual cash obligations (4)	$9,013	$1,129	$1,496	$6,296	$92

(1)	The long-term debt amount above includes $223 million in the “Fiscal 2014 - 2015” column for interest that will be paid in kind through 2012, increasing the balance of the indebtedness outstanding rather than be paid in cash.

(2)	Purchase obligations include various commitments with vendors to purchase inventory. These purchase obligations are generally cancelable, but the Company foresees no intent to cancel.

(3)	The amounts due for the interest rate swaps reflects the final settlement payment upon expiration of the swaps on January 31, 2011.

(4)	The contractual obligations table does not include capital lease obligations due to their immateriality. In addition, the table excludes $213 million of unrecognized tax benefits due to uncertainty regarding the timing of future cash payments, if any, related to the liabilities recorded in accordance with the U.S. GAAP guidance for uncertain tax positions (previously known as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”).

Recent accounting pronouncements

Fair value measurements – In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The Company adopted the provisions of this new standard on February 1, 2010. The adoption did not have an impact on the consolidated financial statements or results of operations.

Multiple-deliverable revenue arrangements – In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). This ASU addresses how to separate deliverables under multiple-deliverable arrangements and how to measure and allocate arrangement consideration to one or more units of accounting. In addition, ASU 2009-13 expands the disclosures related to a company’s multiple-deliverable revenue arrangements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The impact on the Company of adopting ASU 2009-13 will depend on the nature, terms and size of multiple-deliverable revenue arrangements entered into or materially modified after the effective date. The Company does not expect the adoption of ASU 2009-13 to have a material impact on the Company’s financial position or results of operations.

Goodwill impairment testing – In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Business combinations – In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” (“ASU 2010-29”) which addresses diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The new standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The impact on the Company of adopting the new standard will depend on the nature, terms and size of the business combinations completed after the adoption date.

Critical accounting policies

Our critical accounting policies include:

Revenue recognition

We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectability is reasonably assured. We ship products to customers predominantly by internal fleet and to a lesser extent by third party carriers. Revenues, net of sales tax and allowances for returns and discounts, are recognized from product sales when title to the products is passed to the customer, which generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third party carriers.

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

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

accrue the receipt of vendor rebates as part of our cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at each period end for vendor rebates to be received on products not yet sold. While we believe we will continue to receive consideration from vendors in fiscal 2011 and thereafter, there can be no assurance that vendors will continue to provide comparable amounts of vendor rebates in the future.

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

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. Accounting Standards Codification 350, Intangibles – Goodwill and Other, requires entities to periodically assess the carrying value of goodwill by reviewing the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis, as defined by ASC 350. We assess the recoverability of goodwill in the third quarter of each fiscal year. We also use judgment in assessing whether we need to test goodwill more frequently for impairment than annually given factors such as unexpected adverse economic conditions, competition, product changes and other external events. If the carrying amount of a reporting unit that contains goodwill exceeds fair value, a possible impairment would be indicated.

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

Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market comparable approach. The cash flows employed in the DCF analyses are based on the Company’s most recent long-range forecast and, for years beyond the forecast, the Company’s estimates, which are based on estimated exit multiples ranging from six to seven times the final forecasted year earnings before interest, taxes, depreciation and amortization. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units and range from 12% to 15%. For the market comparable approach, the Company evaluated comparable company public trading values, using earnings multiples and sales multiples that are used to value the reporting units.

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

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Income Taxes

Income taxes are determined under the liability method as required by ASC 740, Income Taxes. Income tax expense or benefit is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. This measurement is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, are not “more likely than not” to be realized. The Company recorded a valuation allowance of $230 million in fiscal 2010 as it believes it is “more likely than not” that some of the gross deferred income tax assets will not be realized.

The Company follows the U.S. GAAP guidance for uncertain tax positions within ASC 740, Income Taxes (previously known as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”). ASC 740 provides guidance related to the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The standard prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Initial recognition, derecognition and measurement is based on management’s judgment given the facts, circumstances and information available at the reporting date. If these judgments are not accurate then future income tax expense or benefit could be different.

Self-insurance

We have a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and we are self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.

To the extent the projected future development of the losses resulting from workers’ compensation, automobile, general and product liability claims incurred as of January 30, 2011 differs from the actual development of such losses in future periods, our insurance reserves could differ significantly, resulting in either higher or lower future insurance expense.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Commodity and interest rate risk.”

HD SUPPLY, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm	59

Consolidated statements of operations for (i) the fiscal year ended January 30, 2011, (ii) the fiscal year ended January 31, 2010, and (iii) the fiscal year ended February 1, 2009	60

Consolidated balance sheets as of January 30, 2011 and January 31, 2010	61

Consolidated statements of stockholders’ equity and comprehensive income (loss) for (i) the fiscal year ended January 30, 2011, (ii) the fiscal year ended January 31, 2010, and (iii) the fiscal year ended February 1, 2009	62

Consolidated statements of cash flows for (i) the fiscal year ended January 30, 2011, (ii) the fiscal year ended January 31, 2010, and (iii) the fiscal year ended February 1, 2009	63

Notes to consolidated financial statements	64

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of HD Supply, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of HD Supply, Inc. and its subsidiaries (“the Company”) at January 30, 2011 and January 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP (signed)

Atlanta, Georgia

April 14, 2011

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in millions

	Fiscal Year Ended
	January 30, 2011	January 31, 2010	February 1, 2009
Net Sales	$7,477	$7,418	$9,768
Cost of sales	5,400	5,422	7,134

Gross Profit	2,077	1,996	2,634
Operating expenses:
Selling, general and administrative	1,671	1,680	2,063
Depreciation and amortization	366	386	403
Restructuring	8	28	34
Goodwill impairment	–	224	1,053

Total operating expenses	2,045	2,318	3,553

Operating Income (Loss)	32	(322)	(919)

Interest expense	623	602	644
Interest (income)	–	–	(2)
Other (income) expense, net	–	(208)	11

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(591)	(716)	(1,572)
Provision (benefit) for income taxes	28	(211)	(318)

Income (Loss) from Continuing Operations	(619)	(505)	(1,254)
Loss from discontinued operations, net of tax	–	(9)	(1)

Net Income (Loss)	$(619)	$(514)	$(1,255)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share data

	January 30, 2011	January 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$292	$539
Receivables, less allowance for doubtful accounts of $36 and $52	907	848
Inventories	1,035	1,018
Deferred tax asset	102	169
Other current assets	45	228

Total current assets	2,381	2,802

Property and equipment, net	390	453
Goodwill	3,150	3,149
Intangible assets, net	992	1,253
Other assets	176	188

Total assets	$7,089	$7,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$805	$484
Accrued compensation and benefits	118	84
Current installments of long-term debt	10	10
Other current liabilities	272	299

Total current liabilities	1,205	877

Long-term debt, excluding current installments	5,239	5,765
Deferred tax liabilities	101	203
Other liabilities	448	312

Total liabilities	6,993	7,157

Stockholders’ equity:
Common stock, par value $0.01; authorized 1,000 shares; issued 1,000 shares at January 30, 2011 and January 31, 2010	–	–
Paid-in capital	2,660	2,643
Accumulated deficit	(2,563)	(1,944)
Accumulated other comprehensive loss	(1)	(11)

Total stockholders’ equity	96	688

Total liabilities and stockholders’ equity	$7,089	$7,845

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Amounts in millions

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance at February 3, 2008	$–	$2,601	$(163)	$(5)	$2,433

Equity contribution		10			10
Net loss			(1,255)		(1,255)
Other comprehensive income (loss):
Unrealized gains on derivatives, net of tax of $(2)				3	3
Foreign currency translation adjustment				(30)	(30)

Total comprehensive income (loss)					(1,282)
Stock-based compensation		14			14

Balance at February 1, 2009	$–	$2,625	$(1,418)	$(32)	$1,175

Net loss			(514)		(514)
Other comprehensive income (loss):
Unrealized gains on derivatives, net of tax of $(1)				2	2
Foreign currency translation adjustment				19	19

Total comprehensive income (loss)					(493)
Stock-based compensation		18			18
Change in fiscal year end of subsidiary			(13)		(13)
Other			1		1

Balance at January 31, 2010	$–	$2,643	$(1,944)	$(11)	$688

Equity contribution		1			1
Net loss			(619)		(619)
Other comprehensive income (loss):
Unrealized gains on derivatives, net of tax of $(1)				1	1
Foreign currency translation adjustment				9	9

Total comprehensive income (loss)					(609)
Stock-based compensation		17			17
Other		(1)			(1)

Balance at January 30, 2011	$–	$2,660	$(2,563)	$(1)	$96

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year Ended
	January 30, 2011	January 31, 2010	February 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(619)	$(514)	$(1,255)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	369	392	411
Provision for uncollectibles	12	23	61
Non-cash interest expense	259	239	247
Stock-based compensation expense	17	18	14
Deferred income taxes	20	(221)	(245)
Unrealized derivative (gain) loss	(6)	(11)	11
Loss (gain) on extinguishment of debt	2	(200)	–
Goodwill and other asset impairments	1	256	1,059
Other	2	2	2
Changes in assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in receivables	(61)	221	302
(Increase) decrease in inventories	2	186	212
(Increase) decrease in other current assets	231	147	2
(Increase) decrease in other assets	1	1	4
Increase (decrease) in accounts payable and accrued liabilities	312	(481)	(267)
Increase (decrease) in other long-term liabilities	9	11	(10)

Net cash provided by operating activities	551	69	548

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49)	(58)	(77)
Refunds (payments) for businesses acquired, net of cash acquired	–	6	(3)
Proceeds from sales of property and equipment	4	8	18
Proceeds from sale of a business	–	3	99

Net cash provided by (used in) investing activities	(45)	(41)	37

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution	1	–	10
Repayments of long-term debt	(40)	(72)	(11)
Borrowings on long-term revolver debt	178	5	1,464
Repayments on long-term revolver debt	(860)	(196)	(1,378)
Debt modification and issuance costs	(34)	–	1

Net cash provided by (used in) financing activities	(755)	(263)	86

Effect of exchange rates on cash and cash equivalents	2	3	(8)

Increase (decrease) in cash and cash equivalents	(247)	(232)	663
Cash and cash equivalents at beginning of period	539	771	108

Cash and cash equivalents at end of period	$292	$539	$771

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1–NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

HD Supply, Inc. (the “Company” or “HD Supply”) is one of the largest wholesale distributors in the United States and Canada based on sales serving three distinct market sectors: Infrastructure & Energy, Maintenance, Repair & Improvement and Specialty Construction, each of which offers different products and services to the end customer. The three market sectors are made up of ten wholesale distribution businesses. Through approximately 765 locations across the United States and Canada, HD Supply operates a diverse portfolio of distribution businesses that provide over one million stock-keeping units (“SKUs”) to over 450,000 professional customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses.

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

Principles of Consolidation

The consolidated financial statements present the results of operations, financial position and cash flows of HD Supply, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions are eliminated. Results of operations of companies acquired are included from their respective dates of acquisition. The assets, liabilities, and results of operations of all discontinued operations have been separately reported as discontinued operations for all periods presented. Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal years ended January 30, 2011 (“fiscal 2010”), January 31, 2010 (“fiscal 2009”) and February 1, 2009 (“fiscal 2008”) all include 52 weeks.

Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Actual results could differ from these estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

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

Consideration Received From Vendors

At the beginning of each calendar year, HD Supply enters into agreements with many of its vendors providing for inventory purchase rebates (“vendor rebates”) upon achievement of specified volume purchasing levels. Vendor rebates are accrued as part of cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at each period end for vendor rebates received on products not yet sold. At January 30, 2011 and January 31, 2010, vendor rebates due to HD Supply were $60 million and $50 million, respectively. These receivables are included in Receivables in the accompanying Consolidated Balance Sheets.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method based on the following estimated useful lives of the assets:

Buildings and improvements	5 – 45 years
Transportation equipment	5 – 7 years
Furniture, fixtures and equipment	2 – 10 years

Capitalized Software Costs

HD Supply capitalizes certain software costs, which are being amortized on a straight-line basis over the estimated useful lives of the software, ranging from 3 to 6 years. At January 30, 2011 and January 31, 2010, capitalized software costs totaled $85 million and $97 million, respectively, net of accumulated amortization of $92 million and $69 million, respectively. Amortization of capitalized software costs totaled $32 million, $30 million, and $32 million, in fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. HD Supply does not amortize goodwill, but does assess the recoverability of goodwill in the third quarter of each fiscal year or whenever events or circumstances indicate that it is “more likely than not” that the fair value of a reporting unit has dropped below its carrying value. For the fiscal 2010 annual impairment test, the fair values of HD Supply’s identified reporting units were estimated using a discounted cash flow (“DCF”) analysis and a market comparable method, with each method being equally weighted in the calculation. There was no indication of impairment in any of the Company’s reporting units during the fiscal 2010 annual testing. HD Supply recorded $224 million and $1,053 million in non-cash goodwill impairment charges during fiscal 2009 and fiscal 2008, respectively. See Note 5, Goodwill and Intangible Assets, for a complete description of the Company’s goodwill.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To analyze recoverability, undiscounted future cash flows over the remaining life of the asset are projected. If these projected cash flows are less than the carrying amount, an impairment loss is recognized to the extent the fair value of the asset less any costs of disposition is less than the carrying amount of the asset. Judgments regarding the existence of impairment indicators are based on market and operational performance. Evaluating potential impairment also requires estimates of future operating results and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At January 30, 2011 and January 31, 2010, reserves totaled $101 million and $105 million, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable, accrued compensation and benefits and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The Company’s long-term financial assets and liabilities are recorded at historical costs. See Note 8, Fair Value Measurements, for information on the fair value of long-term financial instruments.

Revenue Recognition

HD Supply recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectability is reasonably assured.

HD Supply ships products to customers predominantly by internal fleet and to a lesser extent by third party carriers. Revenues, net of sales tax and allowances for returns and discounts, are recognized from product sales when title to the products is passed to the customer, which generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third party carriers. Revenues related to services are recognized in the period the services are performed and totaled $68 million, $69 million, and $86 million in fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

Shipping and Handling Fees and Costs

HD Supply includes shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through Cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in Selling, general and administrative expenses and totaled $106 million, $97 million, and $125 million in fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

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

Leases

Leases are reviewed for capital or operating classification at their inception under the guidance of Accounting Standard Codification (“ASC “) 840, Leases. The Company uses its incremental borrowing rate in the assessment of lease classification and assumes the initial lease term includes renewal options that are reasonably assured. HD Supply conducts operations primarily under operating leases. For leases classified as operating leases, the Company records rent expense on a straight-line basis, over the lease term beginning with the date the Company has access to the property which in some cases is prior to commencement of lease payments. Accordingly, the amount of rental expense recognized in excess of lease payments is recorded as a deferred rent liability and is amortized to rental expense over the remaining term of the lease. Capital leases currently in effect are not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

Advertising

Advertising costs are charged to expense as incurred except for the costs of producing and distributing certain direct response sales catalogs, which are capitalized and charged to expense over the life of the related catalog. Advertising expenses were approximately $22 million, $21 million, and $28 million, in fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Capitalized advertising costs related to direct response advertising were not material.

Income Taxes

The Company provides for federal, state and foreign income taxes currently payable, as well as for those deferred due to temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal, state and foreign tax benefits are recorded as a reduction of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date.

The Company consists of corporations, limited liability companies and partnerships. All income tax expense (benefit) of the Company is recorded in the accompanying Consolidated and Combined Statements of Operations with the offset recorded through the Company’s current tax accounts, deferred tax accounts, or stockholders’ equity account as appropriate.

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

Recent Accounting Pronouncements

Fair value measurements – In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The Company adopted the provisions of this new standard on February 1, 2010. The adoption did not have an impact on the consolidated financial statements or results of operations.

Multiple-deliverable revenue arrangements – In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements–a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). This ASU addresses how to separate deliverables under multiple-deliverable arrangements and how to measure and allocate arrangement consideration to one or more units of accounting. In addition, ASU 2009-13 expands the disclosures related to a company’s multiple-deliverable revenue arrangements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The impact on the Company of adopting ASU 2009-13 will depend on the nature, terms and size of multiple-deliverable revenue arrangements entered into or materially modified after the effective date. The Company does not expect the adoption of ASU 2009-13 to have a material impact on the Company’s financial position or results of operations.

Goodwill impairment testing – In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial position or results of operations.

Business combinations – In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” (“ASU 2010-29”) which addresses diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The new standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The impact on the Company of adopting the new standard will depend on the nature, terms and size of the business combinations completed after the adoption date.

NOTE 2–ACQUISITIONS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

NOTE 3–DISCONTINUED OPERATIONS

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

As a condition of the agreement, HD Supply retained certain facilities that have been shut down. The Company is actively marketing the owned properties for sale. These facilities are recorded at fair value less costs to sell for a net value of $8 million as of January 30, 2011 and are presented within Other current assets in the Consolidated Balance Sheets. During fiscal 2009, due to continued deterioration in the commercial real estate markets, the Company recognized an $8 million pre-tax impairment charge for the decline in fair value of these facilities. In addition, the net present value of on-going lease liabilities and other occupancy costs, net of expected sublease income, have been accrued and are presented as Other current liabilities and Other liabilities in the Consolidated Balance Sheets. The Company regularly reviews the assumptions used to estimate the net present value of these lease liabilities. During fiscal 2009, as a result of continued deterioration in the commercial real estate markets, the Company recognized a $7 million pre-tax charge to increase these liabilities, primarily due to expected sublease income differing from the original assumptions.

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

	Fiscal Year Ended
	January 30, 2011	January 31, 2010	February 1, 2009
Net sales	$–	$–	$–

Loss before provision (benefit) for income taxes	–	(15)	(2)
Provision (benefit) for income taxes	–	(6)	(1)

Loss from discontinued operations, net of tax	$–	$(9)	$(1)

NOTE 4–RELATED PARTIES

On August 30, 2007, investment funds associated with Clayton, Dubilier & Rice, Inc., The Carlyle Group and Bain Capital Partners, LLC (collectively the “Equity Sponsors”) formed HDS Investment Holding, Inc. (“HDS Holding”) and entered into a stock purchase agreement with The Home Depot, Inc. (“Home Depot” or “THD”) pursuant to which Home Depot agreed to sell to HDS Holding or to a wholly owned subsidiary of HDS Holding certain intellectual properties and all the outstanding common stock of HD Supply, Inc. and the Canadian subsidiary CND Holdings, Inc. On August 30, 2007, through a series of transactions, HDS Holding’s direct wholly owned subsidiary, HDS Holding Corporation, acquired direct control of HD Supply through the merger of its wholly owned subsidiary, HDS Acquisition Corp., with and into HD Supply, Inc. and the Canadian subsidiary CND Holdings, Inc. Through these transactions (the “Transactions”), Home Depot was paid cash of $8.2 billion and 12.5% of HDS Holding’s common stock worth $325 million for certain intellectual property and all of the outstanding common stock of HD Supply, Inc. and CND Holdings, Inc. including all dividends and interest payable associated with those shares. During the first quarter of fiscal 2009, HD Supply, Inc. and the Canadian subsidiary CND Holdings, Inc. received $22 million from Home Depot for the working capital adjustment and settlement of other items finalizing the purchase price of the Transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

Home Depot

Sales and Purchases–HD Supply derived revenue from the sale of products to Home Depot of $299 million, $290 million, and $301 million in fiscal 2010, fiscal 2009, and fiscal 2008, respectively. The revenue was recorded at an amount that generally approximates fair value. Accounts receivable from the sale of products to Home Depot were $27 million and $27 million at January 30, 2011 and January 31, 2010, respectively, and are included within Receivables in the accompanying Consolidated Balance Sheets. In addition to sales, HD Supply purchased product from Home Depot of less than $1 million in both fiscal 2010 and fiscal 2009 and $1 million in fiscal 2008. All purchases were recorded in Cost of sales when the inventory was sold.

Strategic Agreement–On the date of the Transactions, Home Depot entered into a strategic purchase agreement with Crown Bolt, HD Supply’s distribution services line of business. This agreement provides a guaranteed revenue stream to Crown Bolt through January 31, 2015 by specifying minimum annual purchase requirements from Home Depot. The minimum annual purchase requirements range from $257 million at the outset of the agreement in 2007 to $401 million in the final year. During fiscal 2010, Crown Bolt recorded $12 million in Net sales in accordance with the minimum purchase requirement provisions of this strategic purchase agreement.

Equity Sponsors

In conjunction with the closing of the Transactions, the Company entered into a management agreement whereby the Company will pay the Equity Sponsors a $5 million annual aggregate management fee (“Sponsor Management Fee”) and related expenses. During fiscal 2010, fiscal 2009, and fiscal 2008, the Company recorded $5 million, $5 million, and $6 million, respectively, of the Sponsor Management Fee and related expenses, which are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Management of the Company has been informed that, as of January 30, 2011, affiliates of certain of the Equity Sponsors beneficially owned approximately $833 million aggregate principal amount, or 33%, of the Company’s 12.0% Senior Notes due 2014 and $626 million aggregate principal amount, or 39%, of the Company’s 13.5% Senior Subordinated Notes due 2015.

HD Supply purchased product from affiliates of the Equity Sponsors for approximately $51 million, $66 million, and $59 million in fiscal 2010, fiscal 2009, and fiscal 2008, respectively. In addition, HD Supply sold product to affiliates of the Equity Sponsors for approximately $3 million, $3 million, and $7 million in fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Management believes these transactions were conducted at prices that an unrelated third party would pay.

Other Related Parties

HD Supply leases several buildings and properties from certain related parties, including an HD Supply executive officer. The leases generally provide that all expenses related to the properties are to be paid by HD Supply. Rents paid under these leases totaled $1 million in fiscal 2010, $1 million in fiscal 2009 and less than $1 million in fiscal 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

NOTE 5 –GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill by reporting unit as of January 30, 2011 and January 31, 2010 is as follows (amounts in millions):

	January 30, 2011			January 31, 2010
	Gross Goodwill	Accumulated Impairments	Net Goodwill	Gross Goodwill	Accumulated Impairments	Net Goodwill
Waterworks	$1,855	$(815)	$1,040	$1,855	$(815)	$1,040
Facilities Maintenance	1,474	–	1,474	1,474	–	1,474
White Cap	183	(74)	109	183	(74)	109
Utilities	296	(99)	197	295	(99)	196
IPVF	82	(82)	–	82	(82)	–
Plumbing	111	(111)	–	111	(111)	–
CTI	67	(67)	–	67	(67)	–
Crown Bolt	215	–	215	215	–	215
Repair & Remodel	125	(30)	95	125	(30)	95
Electrical	20	–	20	20	–	20

Total goodwill	$4,428	$(1,278)	$3,150	$4,427	$(1,278)	$3,149

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

Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market comparable approach. The cash flows employed in the DCF analyses are based on the Company’s most recent long-range forecast and, for years beyond the forecast, the Company’s estimates,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

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

There was no indication of impairment in any of the Company’s reporting units during the fiscal 2010 annual testing and accordingly, the second step of the goodwill impairment analysis was not performed. At the time of our annual testing, the fair value of the reporting units exceeded their carrying value by the following percentages: 4% for Waterworks, 30% for Facilities Maintenance, 40% for White Cap, 5% for Utilities, 32% for Crown Bolt, 3% for Repair & Remodel, and 86% for Electrical.

There was an indication of impairment in four of the Company’s reporting units during the third quarter fiscal 2009 impairment test and accordingly, the second step was performed for these reporting units. Based on the results of the second step, HD Supply recorded a $224 million non-cash, pre-tax, goodwill impairment charge in the third quarter of fiscal 2009 on four reporting units. The annual goodwill impairment test during the third quarter of fiscal 2008 also resulted in a non-cash, pre-tax, goodwill impairment charge of $48 million at two of the Company’s ten reporting units. As a result of significant declines in economic conditions during the fourth quarter of fiscal 2008, HD Supply performed an additional goodwill impairment test for seven reporting units in which the economic declines were considered a triggering event.

Total non-cash, pre-tax, goodwill impairment charges for fiscal 2009 and fiscal 2008 were as follows (amounts in millions):

	Fiscal Year Ended January 31, 2010			Fiscal Year Ended February 1, 2009
	Beginning Goodwill	Impairment Charge	Remaining Goodwill	Beginning Goodwill	Impairment Charge	Remaining Goodwill
Waterworks	$1,174	$(134)	$1,040	$1,855	$(681)	$1,174
Utilities	250	(54)	196	289	(44)	245
IPVF	6	(6)	–	82	(76)	6
Repair & Remodel	125	(30)	95	125	–	125
White Cap	109	–	109	183	(74)	109
Plumbing	–	–	–	111	(111)	–
CTI	–	–	–	67	(67)	–
All other reporting units	1,709	–	1,709	1,709	–	1,709

Total goodwill	$3,373	$(224)	$3,149	$4,421	$(1,053)	$3,368

The primary cause of impairment of the goodwill in the reporting units for fiscal 2009 and fiscal 2008 was a reduction in expected future cash flows for these businesses as a result of the decline in the residential and commercial construction markets.

The following table presents the changes in goodwill for the fiscal years ended January 30, 2011, January 31, 2010 and February 1, 2009 (amounts in millions).

	Fiscal 2010	Fiscal 2009
Beginning Balance	$3,149	$3,368
Impairment	–	(224)
Translation adjustment	1	5

Ending Balance	$3,150	$3,149

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

Intangible Assets

HD Supply’s intangible assets consisted of the following (amounts in millions):

	January 30, 2011			January 31, 2010
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,548	$(774)	$774	$1,548	$(547)	$1,001
Strategic purchase agreement	166	(77)	89	166	(54)	112
Trade names	151	(26)	125	150	(18)	132
Non-compete agreements	–	–	–	12	(12)	–
Other	17	(13)	4	18	(10)	8

Total	$1,882	$(890)	$992	$1,894	$(641)	$1,253

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

The intangible assets as of January 30, 2011 and January 31, 2010 are being amortized over the following estimated useful lives:

Weighted Average Amortization Period
Customer relationships	7.3 years
Strategic purchase agreement	7.4 years
Trade names	20.0 years
Non-compete agreements	1.8 years
Other	4.3 years

Amortization expense related to intangible assets was $261 million, $260 million, and $268 million in fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Estimated future amortization expense for intangible assets recorded as of January 30, 2011 is $260 million, $253 million, $157 million, $127 million and $41 million for fiscal years 2011 through 2015, respectively.

NOTE 6 –DEBT

Long-term debt as of January 30, 2011 and January 31, 2010 consisted of the following (amounts in millions):

	January 30, 2011	January 31, 2010
Term Loan due August 30, 2012	$74	$978
Term Loan due April 1, 2014	864	–
Revolving Credit Facility due August 30, 2013	–	300
ABL Revolving Credit Facility due August 30, 2012	–	596
ABL Revolving Credit Facility due April 1, 2014	–	–
ABL Term Loan due April 1, 2014	214	–
12.0% Senior Notes due September 1, 2014	2,500	2,500
13.5% Senior Subordinated Notes due September 1, 2015	1,597	1,401

Total long-term debt	5,249	5,775
Less current installments	(10)	(10)

Long-term debt, excluding current installments	$5,239	$5,765

Senior Secured Credit Facility

The Company maintains a senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a $1 billion term loan (the “Term Loan”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). On March 19, 2010, the Company entered into Amendment No. 3 (the “Cash Flow Amendment”) to its Senior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

Secured Credit Facility, dated as of August 30, 2007, by and among the Company, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and the other lenders and financial institutions from time to time party thereto. The Cash Flow Amendment extended the maturity date from August 30, 2012 to April 1, 2014 of approximately $874 million in principal amount of outstanding Term Loan under the Senior Secured Credit Facility. Home Depot, which guarantees payment of the Term Loan under the Senior Secured Credit Facility (“THD Guarantee”), consented to the Cash Flow Amendment. Concurrently, Home Depot and the Company entered into an agreement pursuant to which Home Depot consented to any later amendment to the Senior Secured Credit Facility, as amended, (similar in form and substance to the Cash Flow Amendment) that would extend the maturity of the remaining approximately $104 million of outstanding Term Loan to a date that is not later than the maturity date in effect from time to time under the Cash Flow Amendment. In addition, the Company entered into a letter agreement with Home Depot, pursuant to which the Company agreed that, while the THD Guarantee is outstanding, the Company would not voluntarily repurchase any 12.0% Senior Notes or 13.5% Senior Subordinated Notes, directly or indirectly, without Home Depot’s prior written consent, subject to certain exceptions, including debt repurchases with equity or permitted refinancings. The Company also agreed to prepay $30 million in aggregate principal amount of non-extending Term Loan under the Senior Secured Credit Facility. This prepayment was completed during the first quarter of fiscal 2010. The maturity date of the extended outstanding Term Loan may be further extended to a date not later than June 1, 2014, without further consent by the lenders, if Home Depot provides a notice electing to extend its guarantee of the Term Loan to such later date. However, Home Depot is under no obligation to provide such notice or make such election to further extend its guarantee, and the Company cannot provide any assurance that Home Depot will provide such notice or make such election or on what terms it might do so. The remaining outstanding non-extended Term Loan will mature on the original maturity date of such loans, i.e. August 30, 2012. The Senior Secured Credit Facility can be repaid at any time without penalty or premium.

The Cash Flow Amendment increased the borrowing margins applicable to the extended portion of the Term Loan by 150 basis points, such that the extended Term Loan bear interest at Prime plus 1.75% or LIBOR plus 2.75% at the Company’s election. The remaining non-extended Term Loan continues to bear interest at Prime plus 0.25% or LIBOR plus 1.25% at the Company’s election. Interest on the Term Loan is due at the end of each calendar quarter with respect to Prime rate draws or at the maturity of each LIBOR draw (unless said draw is for a six-, nine-, or twelve-month period, then interest shall be paid quarterly). As of January 30, 2011, the Term Loan balance was $938 million, comprised of $74 million due August 30, 2012 at an interest rate of 1.56% and $864 million due April 1, 2014 at an interest rate of 3.06%. At January 31, 2010, the Term Loan balance was $978 million at an interest rate of 1.48%. During fiscal 2010, the Term Loan due August 30, 2012 had an average outstanding balance of $76 million at a weighted average interest rate of 1.59% and the Term Loan due April 1, 2014 had an average outstanding balance of $869 million at a weighted average interest rate of 2.97%.

The extended and non-extended portions of the Term Loan outstanding under the Senior Secured Credit Facility, as amended, amortize in nominal quarterly installments equal to 0.25% of the original aggregate principal amount of the Term Loan. Additionally, beginning in fiscal 2009, the Company is required to pay down the Term Loan in an amount equal to 50% of Excess Cash Flow from the preceding fiscal year, as defined in the Term Loan agreement, such percentage is reduced to 0% upon the attainment of certain leverage ratio targets. Under the Excess Cash Flow provisions of the Senior Secured Credit Facility, the Company is not required to repay a portion of the Term Loan during fiscal 2011 and was not required to repay a portion of the Term Loan during fiscal 2010 or fiscal 2009.

The THD Guarantee was valued at $106 million at the issuance of the Senior Secured Credit Facility in August 2007 and was being amortized to interest expense over the original five-year life of the Term Loan on a straight-line basis which approximates the effective interest method. As a result of the extension of the THD Guarantee on the extended Term Loan, the amortization period of a pro-rata portion of the unamortized THD Guarantee has also been extended, on a straight-line basis, until April 1, 2014. This change results in a decrease of amortization of $6 million in fiscal 2010 and an expected decrease of $7 million in fiscal 2011, no expected change to amortization in fiscal 2012 and expected increases of amortization of $11 million and $2 million in fiscal 2013 and fiscal 2014, respectively. During fiscal 2010, fiscal 2009, and fiscal 2008 the Company recorded amortization of the guarantee of $14 million, $21 million, and $21 million, respectively, which is reflected in Interest Expense in the Consolidated Statements of Operations. In connection with the $30 million prepayment of the non-extending portion of the Term Loan under the Senior Secured Credit Facility, the Company wrote-off the unamortized pro-rata

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

portion of the THD Guarantee and the unamortized pro-rata portion of deferred debt costs, resulting in a pre-tax charge of $2 million in the first quarter of fiscal 2010. This charge is reflected in Other (income) expense, net in the Consolidated Statements of Operations.

The Revolving Credit Facility is due August 30, 2013 and bears interest at Prime plus 3.0% or LIBOR plus 4.0% at the Company’s election. The Revolving Credit Facility also has a 0.5% unused commitment fee and a Letter of Credit fee of 4.0% per annum. There were no amounts outstanding under the Revolving Credit Facility as of January 30, 2011. During fiscal 2010, the Revolving Credit Facility had an average outstanding balance of $125 million at a weighted average interest rate of 4.28%. The Company had an outstanding balance of $300 million as of January 31, 2010, at an interest rate of 4.23%. As of January 30, 2011 and January 31, 2010, there were no outstanding Letters of Credit under the Revolving Credit Facility. Interest on the Revolving Credit Facility is due at the end of each calendar quarter with respect to Prime rate draws or at the maturity of each LIBOR draw (unless said draw is for a six-, nine-, or twelve-month period, then interest shall be paid quarterly).

In addition to Home Depot’s guarantee of the Term Loan payments, the Senior Secured Credit Facility is further collateralized by all of the capital stock of HD Supply, Inc. and its subsidiary guarantors and by 65% of the capital stock of its foreign subsidiaries as well as by other tangible and intangible assets owned by the Company subject to the priority of liens described in the guarantee and collateral agreement dated as of August 30, 2007. The Senior Secured Credit Facility contains various restrictive covenants including limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. The Company is in compliance with all such covenants. The Senior Secured Credit Facility is subject to an acceleration clause under an Event of Default, as defined in the Senior Secured Credit Facility agreement. Management believes the likelihood of such acceleration to be remote.

Asset Based Lending Credit Agreement

The Company maintains a $2.1 billion asset based lending credit agreement (the “ABL Credit Facility”) subject to borrowing base limitations. On March 19, 2010, the Company entered into the Limited Consent and Amendment No. 3 (the “ABL Amendment”) to its ABL Credit Facility, dated as of August 30, 2007, by and among the Company, certain subsidiaries of the Company, GE Business Financial Services Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), as administrative agent and collateral agent, GE Canada Finance Holding Company, as Canadian administrative agent and Canadian collateral agent, and the several lenders and financial institutions from time to time parties thereto. Pursuant to the ABL Amendment, the Company (i) converted approximately $214 million of commitments under the ABL Credit Facility into a term loan (the “ABL Term Loan”), (ii) extended the maturity date of approximately $1,537 million of the commitments under the ABL Credit Facility (the “ABL Revolving Credit Facility”) from August 30, 2012 to the later of April 1, 2014 and the maturity date of the extended Term Loan under the Cash Flow Amendment, and (iii) reduced the total commitments under the ABL Credit Facility by approximately $45 million. The ABL Term Loan does not amortize and the entire principal amount thereof is due and payable on the later of April 1, 2014 and the maturity date of the extended Term Loan under the Senior Secured Credit Facility, as amended. The remaining approximately $304 million of commitments under the ABL Credit Facility mature on the original maturity date of such commitments, i.e. August 30, 2012. The ABL Credit Facility can be repaid at any time without penalty or premium.

The ABL Amendment provided for a borrowing rate of Prime plus 2.25% or LIBOR plus 3.25% per annum applicable to the ABL Term Loan and increased the borrowing margins applicable to the extended portion of the ABL Revolving Credit Facility by 175 basis points and the commitment fee applicable to such portion by 50 basis points, such that the extended ABL Revolving Credit Facility bears interest at Prime plus 2.25% or LIBOR plus 3.25% per annum at the Company’s election and contains an unused commitment fee of 0.75%. The non-extended ABL Revolving Credit Facility continues to bear interest at Prime plus 0.5% or LIBOR plus 1.5% per annum at the Company’s election and contain an unused commitment fee of 0.25%.

As of January 30, 2011, the ABL Credit Facility had an outstanding balance of $214 million, comprised entirely of $214 million under the ABL Term Loan due April 1, 2014 at a weighted average interest rate of 3.53%. There were no amounts outstanding under the ABL Revolving Credit Facility due August 30, 2012 or the ABL Revolving Credit Facility due April 1, 2014. As of January 31, 2010, the ABL Credit Facility had an outstanding balance of $596 million at a weighted average interest rate of 2.06%. During fiscal 2010, the ABL Term Loan had an average outstanding balance of $214 million at a weighted average interest rate of 3.45%, the ABL Revolving Credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

Facility due August 30, 2012 had an average outstanding balance of $21 million at a weighted average interest rate of 2.50%, and the ABL Revolving Credit Facility due April 1, 2014 had an average outstanding balance of $72 million at a weighted average interest rate of 3.06%.

As of January 30, 2011, the Company had available borrowings under the ABL Credit Facility of $949 million, after giving effect to the borrowing base limitations and letters of credit issued and including $118 million of borrowings available on qualifying cash balances. The Company can use up to $400 million of its available borrowing under the ABL Credit Facility for Letters of Credit which are charged a fee of 1.5% per annum for amounts borrowed under the non-extended portion and 3.25% per annum for amounts borrowed under the extended portion. As of January 30, 2011, there were approximately $11 million and $60 million, respectively, of Letters of Credit outstanding under the ABL Credit Facility due August 30, 2012 and April 1, 2014, respectively. As of January 31, 2010, there were $65 million of Letters of Credit outstanding under the ABL Credit Facility.

The ABL Credit Facility contains various restrictive covenants including a limitation on the amount of dividends to be paid. In addition, if the Company’s availability under the ABL Credit Facility falls below $210 million (a “Liquidity Event”), the Company will be required to maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0, as defined in the ABL Credit Facility. The Company is in compliance with all such covenants. The ABL Credit Facility is collateralized by all of the capital stock of HD Supply, Inc. and its subsidiary guarantors and by 65% of the capital stock of its foreign subsidiaries as well as by other tangible and intangible assets owned by the Company subject to the priority of liens described in the guarantee and collateral agreement dated as of August 30, 2007. The ABL Credit Facility is subject to an acceleration clause in a Liquidity Event or an Event of Default, as defined in the ABL Credit Facility agreement. Under such acceleration, the administrative agent can direct payments from the Company’s depository accounts to directly pay down the outstanding balance under the ABL Credit Facility. Management believes the likelihood of such acceleration to be remote.

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

As of January 30, 2011, there were no outstanding borrowings under the ABL Credit Facility from Lehman Brothers. The Administrative Agent of the ABL Credit Facility holds approximately $28 million in escrow funds, which are available to honor Lehman Brothers’ pro rata portion of any ABL Credit Facility draw. The combined available unfunded commitment from Lehman Brothers as of January 30, 2011 (without taking into consideration the ABL Credit Facility borrowing base limitations) was approximately $67 million. As of January 30, 2011, there were no outstanding borrowings under the Revolving Credit Facility from Woodlands.

12.0% Senior Notes

On August 30, 2007, the Company issued $2.5 billion of Senior Notes bearing interest at a rate of 12.0% (the “12.0% Senior Notes”). Interest payments are due each March and September 1st through maturity. The 12.0% Senior Notes mature on September 1, 2014 and can be redeemed by the Company as follows:

Redemption Period	Redemption Price
September 1, 2011 – August 31, 2012	106% plus accrued interest
September 1, 2012 – August 31, 2013	103% plus accrued interest
September 1, 2013 – Thereafter	100% plus accrued interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

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

13.5% Senior Subordinated Notes

On August 30, 2007, the Company issued $1.3 billion of Senior Subordinated PIK Notes bearing interest at a rate of 13.5% (the “13.5% Senior Subordinated Notes”). Interest payments are due each March and September 1st through maturity except that the first eight payment periods through September 2011 shall be payments in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than be paid in cash. During fiscal 2009, the Company repurchased $252 million principal amount, plus accrued interest of $15 million, of the 13.5% Senior Subordinated Notes for $62 million. As a result, the Company recognized a $200 million pre-tax gain for the extinguishment of this portion of the 13.5% Senior Subordinated Notes, net of the write-off of unamortized deferred debt issuance costs. As a result of PIK interest capitalizations and the extinguishment of a portion of the principal, as of January 30, 2011, the outstanding principal balance of the 13.5% Senior Subordinated Notes was $1.6 billion. The 13.5% Senior Subordinated Notes mature on September 1, 2015 and can be redeemed by the Company as follows:

Redemption Period	Redemption Price
September 1, 2011 – August 31, 2012	106.75% plus accrued interest
September 1, 2012 – August 31, 2013	103.375% plus accrued interest
September 1, 2013 – Thereafter	100% plus accrued interest

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

Registration Statement

On July 27, 2009, HD Supply, Inc. filed a registration statement on Form S-4/A with the U.S. Securities and Exchange Commission (“SEC”) in accordance with the registration rights agreements relating to the 12.0% Senior Notes and 13.5% Senior Subordinated Notes. On July 28, 2009, the registration statement was declared effective by the SEC and the offer to exchange outstanding 12.0% Senior Notes with registered 12.0% Senior Notes and outstanding 13.5% Senior Subordinated Notes with registered 13.5% Senior Subordinated Notes was executed. The exchange offer closed on August 25, 2009 with all of the notes held by eligible participants in the exchange offer tendered.

Debt Maturities

Maturities of long-term debt outstanding, in principal amounts, at January 30, 2011 are summarized below (amounts in millions):

Fiscal Year	Maturities
2011	$10
2012	83
2013	10
2014	3,549
2015	1,597

Total	$5,249

NOTE 7 –DERIVATIVE INSTRUMENTS

The Company maintains interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. At execution, the swaps were designated as hedging the exposure to variable cash flows of a forecasted transaction, whereby the Company pays fixed interest and receives variable interest, effectively converting $400 million of floating-rate debt to fixed rate debt. The swaps outstanding as of January 30, 2011, having a combined $200 million notional value, matured on January 31, 2011, the first day of fiscal 2011. The following tables summarize the weighted average rates and notional amounts of these agreements for the periods presented (dollars in millions).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

	Fiscal Year Ended
	January 30, 2011	January 31, 2010	February 1, 2009
Weighted average notional value outstanding	$200	$400	$400
Weighted average fixed rate paid	3.9%	3.8%	3.8%
Weighted average floating rate received	0.3%	0.3%	2.4%

	As of
	January 30, 2011	January 31, 2010
Weighted average notional value outstanding	$200	$200
Weighted average fixed rate paid	3.9%	3.9%
Weighted average floating rate received	0.3%	0.2%

A subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”) is the original counterparty to these interest rate swap agreements. During September 2008, the expected and ultimate filing of bankruptcy by Lehman caused HD Supply to review the counterparty risk associated with these interest rate swaps. As a result of the review, the Company concluded on September 12, 2008 (the “date of de-designation”), that the ability of the counterparty to meet its obligations under the swap agreements was remote. Therefore, on September 12, 2008, HD Supply removed the designation of the swaps as cash flow hedges, discontinued hedge accounting and now considers these swaps as economic hedges on an on-going basis. On June 16, 2009, Lehman assigned the counterparty position on the two interest rate swaps maturing in January 2011 to Wells Fargo Foothill, LLC.

On the date of de-designation, the aggregate fair value of the swaps was a liability of $6 million. In accordance with the derivatives and hedging principles of U.S. GAAP (ASC 815, Derivatives and Hedging), the net loss was retained in Accumulated other comprehensive income (loss) (“OCI”) and is being reclassified into earnings in the same periods in which the original hedged forecasted transactions affect earnings. As of January 30, 2011, all of the unrealized losses have been reclassified from OCI into Interest expense. Changes in the fair value of the swaps following the date of de-designation are recognized currently in earnings.

The following tables summarize the location and amounts of the fair values and gains or losses related to derivatives included in HD Supply’s financial statements as of January 30, 2011 and January 31, 2010 and for fiscal 2010, fiscal 2009, and fiscal 2008 (amounts in millions):

		As of
	Location of fair value in balance sheet	January 30, 2011		January 31, 2010
Interest rate swaps	Other current liabilities	$ 1		$7

Interest rate swaps	Location of gain (loss) in statement of operations or OCI	Fiscal 2010	Fiscal 2009	Fiscal 2008
Cash flow hedges
Effective portion recorded in OCI	Other comprehensive income (loss)	$–	$–	$3
Settlements	Interest (expense)	–	–	(3)
Economic hedges
Changes in fair value	Other income (expense), net	(6)	11	(11)
Amortization of net loss remaining in OCI at de-designation	Interest (expense)	(2)	(3)	(1)
Settlements	Interest (expense)	(8)	(14)	(3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

NOTE 8 –FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis at January 30, 2011 and January 31, 2010 were as follows (amounts in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At January 30, 2011:
Interest Rate Swap Contracts	$–	$(1)	$–	$(1)
At January 31, 2010:
Cash Equivalents	$322	$–	$–	$322
Interest Rate Swap Contracts	–	(7)	–	(7)

The Company’s financial instruments that are not reflected at fair value on the balance sheet were as follows as of January 30, 2011 and January 31, 2010 (amounts in millions):

	As of January 30, 2011		As of January 31, 2010
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Term Loan due August 30, 2012	$74	$74	$978	$929
Term Loan due April 1, 2014	864	871	–	–
Revolving Credit Facility due August 30, 2013	–	–	300	246
ABL Revolving Credit Facility due August 30, 2012	–	–	596	515
ABL Revolving Credit Facility due April 1, 2014	–	–	–	–
ABL Term Loan due April 1, 2014	214	207	–	–
12.0% Senior Notes due September 1, 2014	2,500	2,338	2,500	1,775
13.5% Senior Subordinated Notes due September 1, 2015	1,597	1,198	1,401	715

Total	$5,249	$4,688	$5,775	$4,180

(1) These amounts do not include accrued interest; accrued interest is classified as Other current liabilities in the accompanying Consolidated Balance Sheets.

The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt.

The Term Loan is guaranteed by Home Depot. Based on a review of the fair value of debt issued by companies with similar credit ratings as Home Depot, management estimates that as of January 30, 2011 the fair value of the Term Loan due August 30, 2012 is approximately 99-101% of the principal value, or $74 million, and the Term Loan due April 1, 2014 is approximately 100-102% of principal, or $871 million. Management estimated that as of January 31, 2010 the fair value of the Term Loan due August 30, 2012 was approximately 93-97% of the principal value, or $929 million.

The Company’s fair value estimates for the ABL Credit Facility, 12.0% Senior Notes, and 13.5% Senior Subordinated Notes were based on recent similar credit facilities initiated by companies with like credit quality in similar industries, quoted prices for similar instruments, and inquiries with certain investment communities. Based on this data, management estimates that as of January 30, 2011 the fair value of the ABL Term Loan due April 1, 2014 is approximately 94-100% of the principal value, or $207 million, the fair value of the 12.0% Senior Notes is approximately 87-100% of the principal value, or $2,338 million, and the fair value of the 13.5% Senior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

Subordinated Notes is approximately 65-85% of principal value, or $1,198 million. Management estimated that as of January 31, 2010 the fair value of the Revolving Credit Facility was approximately 77-87% of the principal value, or $246 million, the fair value of the ABL Credit Facility was approximately 83-90% of the principal value, or $515 million, the fair value of the 12.0% Senior Notes was approximately 60-82% of the principal value, or $1,775 million, and the fair value of the 13.5% Senior Subordinated Notes was approximately 40-62% of principal value, or $715 million.

NOTE 9 –INCOME TAXES

The components of Income (Loss) from Continuing Operations before Provision (Benefit) for Income Taxes are as follows (amounts in millions):

	Fiscal Year Ended
	January 30, 2011	January 31, 2010	February 1, 2009
United States	$(614)	$(715)	$(1,572)
Foreign	23	(1)	–

Total	$(591)	$(716)	$(1,572)

The Provision (Benefit) for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	January 30, 2011	January 31, 2010	February 1, 2009
Current:
Federal	$–	$–	$(77)
State	2	4	2
Foreign	6	–	–

	8	4	(75)
Deferred:
Federal	12	(193)	(207)
State	4	(22)	(36)
Foreign	4	–	–

	20	(215)	(243)

Total	$28	$(211)	$(318)

The Company’s combined federal, state and foreign effective tax rate for fiscal 2010, fiscal 2009, and fiscal 2008 was approximately (4.8%), 29.5%, and 20.2%, respectively.

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits. The Company’s fiscal 2010 effective tax rate was significantly impacted by the recording of a valuation allowance on the U.S. net deferred tax assets. The Company’s fiscal 2009 and fiscal 2008 effective tax rates were significantly impacted by financial goodwill impairments.

The reconciliation of the provision (benefit) for income taxes at the federal statutory rate of 35% to the actual tax provision (benefit) for fiscal 2010, fiscal 2009, and fiscal 2008 is as follows (amounts in millions):

	Fiscal Year Ended
	January 30, 2011	January 31, 2010	February 1, 2009
Income taxes at federal statutory rate	$(207)	$(250)	$(550)
State income taxes, net of federal income tax benefit	(15)	(27)	(29)
Non-deductible goodwill impairment	–	43	246
Non-deductible interest	13	12	12
Valuation allowance	230	7	2
Other, net	7	4	1

Total provision (benefit)	$28	$(211)	$(318)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of January 30, 2011 and January 31, 2010 were as follows (amounts in millions):

	January 30, 2011	January 31, 2010
Current:
Deferred Tax Assets:
Allowance for doubtful accounts	$14	$17
Inventory	60	63
Accrued compensation	2	3
Accrued self-insurance liabilities	21	21
Restructuring liabilities	31	42
Other accrued liabilities	26	23
Net operating loss	–	1
Valuation allowance	(51)	–

Current deferred tax assets	103	170
Deferred Tax Liabilities:
Prepaid expense & deferred revenue	$(1)	$(1)

Current deferred tax liabilities	(1)	(1)
Noncurrent:
Deferred Tax Assets:
Interest	$180	$121
Accrued compensation	18	12
Other accrued liabilities	8	7
Deferred revenue	8	8
Net operating loss	291	148
Fixed assets	22	7
Other	16	17
Valuation allowance	(188)	(9)

Noncurrent deferred tax assets	355	311
Deferred Tax Liabilities:
Software costs	$(23)	$(22)
Intangible assets	(357)	(415)
Income from discharge of indebtedness	(76)	(77)

Noncurrent deferred tax liabilities	(456)	(514)

Deferred tax assets (liabilities), net	$1	$(34)

The Company records a valuation allowance when it is “more likely than not” that some portion or all of the deferred income tax assets will not be realized. In reaching this determination, the Company considers the future reversals of taxable temporary differences, future taxable income, exclusive of taxable temporary differences and carryforwards, taxable income in prior carry-back years and tax planning strategies. The Company recorded a valuation allowance of $230 million, $7 million, and $2 million in fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

During the first quarter of fiscal 2010, the Company designated the undistributed earnings of certain aspects of its foreign operations as not permanently reinvested. In fiscal 2010, the Company repatriated $33 million of cash which resulted in $2 million of income tax expense in the U.S. In general, to the extent the Company’s financial reporting book basis over tax basis of a foreign subsidiary exceeds the cash available for repatriation, deferred taxes have not been provided, as they are essentially permanent in duration. If these amounts were not considered reinvested, it is estimated that additional deferred taxes of zero would have been provided.

At January 30, 2011, the Company has net U.S. federal net operating loss carryforwards of $174 million which expire beginning in fiscal 2029. The Company also has $82 million of net state net operating loss carryfowards which expire in various years between fiscal 2012 and fiscal 2030. The future utilization of the net operating losses could also be impacted by Section 382 of the Internal Revenue Code of 1986 should an “ownership change” occur. Section 382 contains rules that may limit the ability of a company that undergoes an “ownership change”, which generally is any change in ownership of more than 50% of its common stock over a three-year period, to utilize its net operating loss carryfowards to offset taxable income in periods after the ownership change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

There were no discontinued operations recorded in fiscal 2010. The amount of income tax benefit included in discontinued operations was $6 million and $1 million in fiscal 2009 and fiscal 2008, respectively.

Federal and state income taxes receivable total $3 million and $161 million for January 30, 2011 and January 31, 2010, respectively, and are included in Other current assets in the Consolidated Balance Sheets.

Accounting for uncertain tax positions

The Company follows the U.S. GAAP guidance for uncertain tax positions within ASC 740, Income Taxes (previously known as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”). ASC 740 requires application of a “more likely than not” threshold to the recognition and de-recognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for continuing operations for fiscal 2008, fiscal 2009, and fiscal 2010 is as follows (amounts in millions):

Unrecognized Tax Benefits as of February 3, 2008	$73
Gross increases for tax positions in current period	28
Gross increases for tax positions in prior period	105
Gross decreases for tax positions in prior period	–
Settlements	–
Lapse of statutes	–

Unrecognized Tax Benefits as of February 1, 2009	$206

Gross increases for tax positions in current period	1
Gross increases for tax positions in prior period	–
Gross decreases for tax positions in prior period	(16)
Settlements	–
Lapse of statutes	(1)

Unrecognized Tax Benefits as of January 31, 2010	$190

Gross increases for tax positions in current period	1
Gross increases for tax positions in prior period	4
Gross decreases for tax positions in prior period	–
Settlements	(3)
Lapse of statutes	–

Unrecognized Tax Benefits as of January 30, 2011	$192

There are $192 million, $140 million, and $158 million of unrecognized tax benefits included in the balance at January 30, 2011, January 31, 2010, and February 1, 2009, respectively, whose resolution would affect the annual effective income tax rate.

The Company accrued $2 million, $3 million and $3 million of net interest and penalties related to unrecognized tax benefits for fiscal 2010, fiscal 2009, and fiscal 2008, respectively. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits at January 30, 2011, January 31, 2010, and February 1, 2009 was $14 million, $12 million, and $9 million, respectively. The Company’s accounting policy is to classify interest and penalties as components of income tax expense. Accrued interest and penalties from unrecognized tax benefits are included as a component of Other liabilities on the Consolidated Balance Sheet.

The Company is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes. Certain of the Company’s tax years 2006 and forward remain open for audit by the IRS and various state governments. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next twelve months.

NOTE 10–STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plan

Effective December 4, 2007, HDS Holding established a Stock Incentive Plan (the “HDS Plan”) for associates of HD Supply, a wholly-owned subsidiary. The HDS Plan provides for the award of non-qualified stock options and deferred share units of the common stock of HDS Holding. HDS Holding will issue new shares of common stock to satisfy options exercised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

Under the terms of the HDS Plan, non-qualified stock options are to carry exercise prices at, or above, the fair market value of HDS Holding’s stock on the date of the grant. Since HDS Holding common stock is not publicly traded, the fair market value of the stock is determined by the Board of Directors of HDS Holding based on such factors as it deems appropriate, including but not limited to the earnings and other financial and operating information of the Company in recent periods, the potential value of the Company as a whole, the future prospects of the Company and the industries in which it competes, the history and management of the Company, the general condition of the securities markets, the fair market value of securities of companies engaged in businesses similar to those of the Company, and any recent valuation of the common stock of HDS Holding that shall have been performed by an independent valuation firm (although the Board of Directors of HDS Holding is not obligated to obtain such a valuation). The non-qualified stock options generally vest at the rate of 20% per year commencing on the first anniversary date of the grant and expire on the tenth anniversary date of the grant.

On January 15, 2010, the Company initiated a one-time stock option exchange program (“Option Exchange Program”). Under the Option Exchange Program, all participants of the HDS Plan were offered the opportunity to exchange their outstanding options (the “Eligible Options”) to purchase shares of Holding’s common stock (the “Common Stock”) granted under the HDS Plan for a lesser number of new options (as determined in accordance with the exchange ratios below) under the HDS Plan.

The Option Exchange Program covered all options that were outstanding under the HDS Plan, including vested and unvested options, at the time of the offer. Eligible Options that had an exercise price greater than $10.00 per share were offered for exchange for a lesser number of options with a new exercise price equal to $4.15 per share (the “Repriced Options”). For every three Eligible Options with an exercise price greater than $10.00 per share, an eligible employee was offered two new Repriced Options. Options that had an exercise price equal to $10.00 per share were offered for exchange for an equal number of options with an exercise price equal to $10.00 per share (the “New $10.00 Options”, and together with the Repriced Options, the “New Options”).

Regardless of the vesting status of the Eligible Options, the New Options have a five-year vesting period, with 20% of the New Options vesting on each anniversary of the date of exchange and an expiration date that is ten years from the date of exchange. All of the New Options are subject to the terms and conditions of the HDS Plan and the eligible employee’s new stock option agreement.

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

As a result of the exchange, the Company will incur incremental stock-based compensation charges of approximately $1 million per year over the five years following the exchange date. The maximum number of shares of common stock that may be issued under the HDS Plan subsequent to the Option Exchange Program may not exceed 45.3 million, of which a maximum of 20.6 million shares may be issued in respect of options granted under the HDS Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

A summary of option activity under the HDS Plan is presented below (shares in thousands):

	Number of Shares	Weighted Average Option Price
Outstanding at February 3, 2008	20,670	$13.13
Granted	2,175	13.13
Exercised	–	–
Canceled	(796)	13.13

Outstanding at February 1, 2009	22,049	$13.13

Granted	1,582	13.13
Exercised	–	–
Canceled	(2,732)	13.13

Outstanding at January 31, 2010	20,899	$13.13

Granted[1]	21,495	7.66
Exercised	–	–
Canceled[2]	(23,927)	12.41

Outstanding at January 30, 2011	18,467	$7.69

1 – Includes shares granted in conjunction with the Option Exchange Program

2 – Includes shares canceled in conjunction with the Option Exchange Program

As of January 30, 2011, there were approximately 18.5 million stock options outstanding with a weighted average remaining life of nine years. As of January 30, 2011, there were approximately 60,000 options exercisable with a weighted average exercise price of $13.13 and a weighted average remaining life of seven years.

The estimated fair value of the options when granted is amortized to expense over the options’ vesting or required service period. The fair value for these options was estimated by management, after considering a third-party valuation specialist’s assessment, at the date of grant based on the expected life of the option and historical exercise experience, using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	January 30, 2011	January 31, 2010	February 1, 2009
Risk-free interest rate	3.0%	2.9%	3.6%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor	48.9%	50.5%	43.2%
Expected option life in years	6.8	7.3	6.8

The risk free interest rate was determined based on an analysis of U.S. Treasury zero-coupon market yields as of the date of the option grant for issues having expiration lives similar to the expected option life. The expected volatility was based on an analysis of the historical volatility of HD Supply’s competitors over the expected life of the HD Supply options. These volatilities were weighted by the respective HD Supply segment against which they compete, resulting in an overall industry-based volatility for HD Supply. As insufficient data exists to determine the historical life of options issued under the HDS Plan, the expected option life was determined based on the vesting schedule of the options and their contractual life taking into consideration the expected time in which the share price of HDS Holding would exceed the exercise price of the option. The weighted-average fair value of each option granted during fiscal 2010, fiscal 2009 and fiscal 2008 was $1.64, $1.63 and $4.08, respectively. HD Supply recognized $17 million, $18 million and $14 million of stock-based compensation expense related to stock options, included in Selling, general and administrative expense in the Consolidated Statements of Operations, during fiscal 2010, fiscal 2009, and fiscal 2008, respectively. As of January 30, 2011 the unamortized compensation expense related to stock options was $30 million and was expected to be recognized over a period of five years.

Employee Benefit Plans

HD Supply offers a comprehensive Health & Welfare Benefits Program which allows employees who satisfy certain eligibility requirements to choose among different levels and types of coverage. The Health & Welfare Benefits program provides employees healthcare coverage in which the employer and employee share costs. In addition, the Program offers employees the opportunity to participate in various voluntary coverages, including flexible spending accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

HD Supply maintains a 401(k) defined contribution plan that is qualified under Sections 401(a) and 501(a) of the Internal Revenue Code. Employees who satisfy the plan’s eligibility requirements may elect to contribute a portion of their compensation to the plan on a pre-tax basis. HD Supply may match a percentage of the employees’ contributions to the plan based on approval from the Board of Directors. Matching contributions are generally made shortly after the end of each pay period. HD Supply paid less than $1 million, $3 million, and $22 million during fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

NOTE 11–STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 1,000 shares of common stock, par value $0.01 per share. As of January 30, 2011 and January 31, 2010, 1,000 shares were issued and outstanding.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of the following components (amounts in millions):

	January 30, 2011	January 31, 2010
Cumulative foreign currency translation adjustment, net	$(1)	$(10)
Unrealized losses on derivatives, net	–	(1)

Total accumulated other comprehensive income (loss)	$(1)	$(11)

NOTE 12 –SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of January 30, 2011 and January 31, 2010 consisted of the following (amounts in millions):

	January 30, 2011	January 31, 2010
Trade receivables, net of allowance for doubtful accounts	$837	$788
Vendor rebate receivables	60	50
Other receivables	10	10

Total receivables, net	$907	$848

Property and Equipment

Property and equipment at January 30, 2011 and January 31, 2010 consisted of the following (amounts in millions):

	January 30, 2011	January 31, 2010
Land	$45	$46
Buildings and improvements	214	211
Transportation equipment	20	21
Furniture, fixtures and equipment	288	289
Capitalized software	177	166
Construction in progress	12	13

	756	746
Less accumulated depreciation & amortization	(366)	(293)

Property and equipment, net	$390	$453

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

Other Current Liabilities

Other current liabilities at January 30, 2011 and January 31, 2010 consisted of the following (amounts in millions):

	January 30, 2011	January 31, 2010
Accrued interest	$131	$129
Accrued non-income taxes	28	28
Branch closure & consolidation reserves	18	30
Other	95	112

Total other current liabilities	$272	$299

Significant Non-Cash Transactions

Interest payments on the 13.5% Senior Subordinated Notes are due each March 1st and September 1st through maturity except that the first eight payment periods through September 2011 shall be payments in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than be paid in cash. The Company made PIK interest payments during fiscal 2010, fiscal 2009 and fiscal 2008 of $196 million, $172 million and $182 million, respectively, increasing the outstanding balance of the 13.5% Senior Subordinated Notes.

Supplemental Cash Flow Information

Cash paid for interest in fiscal 2010, fiscal 2009, and fiscal 2008 was approximately $363 million, $366 million, and $397 million, respectively. During fiscal 2010, as a result of recent tax legislation regarding net operating loss carry-back periods, the Company filed for and received a cash refund of $220 million from the Internal Revenue Service for income tax previously paid. During fiscal 2009, the Company received a cash refund of $134 million from the Internal Revenue Service for income tax previously paid. Cash paid for income taxes, net of refunds, in fiscal 2010, fiscal 2009, and fiscal 2008 was approximately $216 million net refund, $127 million net refund, and $9 million, respectively.

NOTE 13 –BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

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

During fiscal 2010 and fiscal 2009, the Company recognized $6 million and $30 million, respectively, in restructuring charges for inventory liquidation and branch closure and consolidation charges under the Fiscal 2009 Plan. The inventory liquidation charges were recorded to Cost of sales and all other cash and non-cash restructuring charges were recorded to Restructuring expense in the Consolidated Statements of Operations. Under the Fiscal 2009 Plan, as of January 30, 2011, the Company has completed the closure of all of the expected 25 branches and reduced workforce personnel by approximately 500 employees. The Company does not expect to incur any additional charges related to this plan.

The following table presents the activity for the liability balance, included in Other current liabilities and Other liabilities in the Consolidated Balance Sheets, related to closure and consolidation activities under the Fiscal 2009 Plan (amounts in millions):

	Severance	Occupancy Costs	Other	Total

Additions for restructuring charges	$5	$7	$2	$14
Cash payments	(2)	–	–	(2)

Balance – January 31, 2010	$3	$7	$2	$12

Additions for restructuring charges	2	2	2	6
Cash payments	(4)	(3)	(2)	(9)
Other	(1)	1	–	–

Balance – January 30, 2011	$–	$7	$2	$9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

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

The following table presents the activity for the liability balance, included in Other current liabilities and Other liabilities, related to closure and consolidation activities under the Transactions and Acquisition Integration plans (amounts in millions):

	Severance	Occupancy Costs	Other	Total

Balance – February 3, 2008	$13	$27	$11	$51

Purchase accounting accrual adjustments	14	65	7	86
Additions for restructuring charges	6	27	(3)	30
Cash payments	(28)	(25)	(7)	(60)
Effects of exchange rates	–	(2)	–	(2)

Balance – February 1, 2009	$5	$92	$8	$105

Additions for restructuring charges, net of reductions	7	(3)	1	5
Cash payments	(12)	(28)	(4)	(44)
Effects of exchange rates	–	1	–	1
Other	–	(8)	–	(8)

Balance – January 31, 2010	$–	$54	$5	$59

Additions for restructuring charges, net of reductions	–	2	–	2
Cash payments	–	(17)	(1)	(18)
Other	–	2	(1)	1

Balance – January 30, 2011	$–	$41	$3	$44

The Company regularly reviews the assumptions used to estimate the net present value of the on-going lease liabilities and other occupancy costs, net of expected sublease income. During fiscal 2010, the Company recorded an additional $2 million in occupancy costs due to actual results differing from the original assumptions. During the fourth quarter of fiscal 2009, management’s review resulted in a reduction to the lease liabilities due to several favorable lease dispositions, resulting in a reduction to Restructuring expense of $4 million related to previously incurred restructuring charges and a reduction to Selling, general and administrative expense of $8 million related to the lease reserves established under purchase accounting. During the first quarter of fiscal 2009, the Company incurred additional restructuring charges under these plans of $9 million, primarily related to severance.

As of January 30, 2011, approximately $18 million of the liability balances for all branch closure and consolidation activities is classified as a current liability on the Company’s Consolidated Balance Sheet. Payments for occupancy costs, which represent the net present value of future lease obligations, including rent, taxes, utilities, etc., less estimated sublease income of the closed branches, and for other costs, which relate primarily to equipment and vehicle leases, are expected to be substantially complete over the next six years, with certain property lease obligations extending out as far as fourteen years. The Company continues to actively pursue buyout options or subleasing opportunities for the leased properties. The timing of cash payments related to the branch closure and consolidation activities could change depending on the success and timing of entering into these types of agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

NOTE 14 –COMMITMENTS AND CONTINGENCIES

Lease Commitments

HD Supply occupies certain facilities and operates certain equipment and vehicles under leases that expire at various dates through the year 2026. In addition to minimum rentals, there are certain executory costs such as real estate taxes, insurance, and common area maintenance on most of its facility leases. Expense under these leases totaled $172 million, $181 million, and $196 million in fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Capital leases currently in effect are not material.

Future minimum aggregate rental payments under non-cancelable operating leases as of January 30, 2011 are as follows (amounts in millions):

Fiscal Year	Operating Leases
2011	$157
2012	127
2013	94
2014	66
2015	40
Thereafter	92

Total	$576

The Company subleases certain leased facilities to third parties. Total future minimum rentals to be received under non-cancelable subleases as of January 30, 2011 are approximately $17 million. These subleases expire at various dates through the year 2019.

Purchase Obligations

As of January 30, 2011, the Company has agreements in place with various vendors to purchase inventory in the aggregate amount of $612 million. These purchase obligations are generally cancelable, but the Company foresees no intent to cancel. Payment is due during fiscal 2011 for these obligations.

Legal Matters

HD Supply is involved in various legal proceedings arising in the normal course of its business. In management’s opinion, none of the proceedings are material in relation to the consolidated and combined operations, cash flows, or financial position of HD Supply and the Company has adequate reserves to cover its estimated probable loss exposure.

NOTE 15 –SEGMENT INFORMATION

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

—

Utilities – Distributes electrical transmission and distribution products, power plant MRO supplies and smart-grid technologies and provides materials management and procurement outsourcing arrangements to investor-owned utilities, municipal and provincial power authorities, rural electric cooperatives and utility contractors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

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

HD Supply evaluates performance of each segment based on operating income before restructuring charges and goodwill impairments. The following tables present Net sales, operating income before charges, and other financial measures by segment for the periods indicated (amounts in millions):

	Fiscal Year 2010
	Net Sales	Operating Income	Depreciation / Amortization	Total Assets	Capital Expenditures
Waterworks	$1,659	$(5)	$99	$1,582	$2
Facilities Maintenance	1,682	180	103	2,265	20
White Cap	852	(49)	39	439	3
Utilities	993	25	21	601	1
IPVF	569	29	17	476	2
Plumbing	412	(33)	8	136	2
CTI	209	(28)	13	81	1
Other, Corporate, & Eliminations	1,101	(79)	69	1,509	18

Total continuing operations before charges	$7,477	40	$369	$7,089	$49

Restructuring charge		8

Total operating income from continuing operations		32

Interest, net		623
Other (income) expense, net		–

Losses from continuing operations before provision for income taxes		$(591)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

SEGMENT INFORMATION (Continued)

	Fiscal Year 2009
	Net Sales	Operating Income	Depreciation / Amortization	Total Assets	Capital Expenditures
Waterworks	$1,652	$(2)	$100	$1,695	$2
Facilities Maintenance	1,609	182	97	2,341	28
White Cap	872	(76)	45	487	4
Utilities	995	28	20	592	1
IPVF	637	27	17	488	2
Plumbing	436	(38)	11	135	1
CTI	224	(53)	16	104	2
Other, Corporate, & Eliminations	993	(128)	86	2,003	18

Total continuing operations before charges	$7,418	(60)	$392	$7,845	$58

Restructuring charge(1)		38
Goodwill impairment		224

Total operating income from continuing operations		(322)

Interest, net		602
Other (income) expense, net		(208)

Losses from continuing operations before provision for income taxes		$(716)

(1)	Includes $10 million of inventory liquidation charges reflected as Cost of sales in the Consolidated Statement of Operations.

	Fiscal Year 2008
	Net Sales	Operating Income	Depreciation / Amortization	Total Assets	Capital Expenditures
Waterworks	$2,359	$87	$102	$2,020	$4
Facilities Maintenance	1,635	159	102	2,375	23
White Cap	1,369	4	48	597	7
Utilities	1,214	42	22	689	4
IPVF	811	117	17	582	7
Plumbing	716	(20)	12	207	2
CTI	376	(78)	17	170	2
Other, Corporate, & Eliminations	1,288	(141)	91	2,448	28

Total continuing operations before charges	$9,768	170	$411	$9,088	$77

Restructuring charge(2)		36
Goodwill impairment		1,053

Total operating income from continuing operations		(919)

Interest, net		642
Other (income) expense, net		11

Losses from continuing operations before provision for income taxes		$(1,572)

(2)	Includes $2 million of inventory liquidation charges reflected as Cost of sales in the Consolidated Statement of Operations.

Net sales for HD Supply outside the United States, primarily Canada, were $472 million, $460 million, and $469 million in fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Long-lived assets of HD Supply outside the United States were $29 million and $30 million as of January 30, 2011 and January 31, 2010, respectively.

NOTE 16 –SUBSIDIARY GUARANTORS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

(“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of the Company and are made up of the Company’s operations in Canada and a non-operating subsidiary in the United States that holds an investment of $327 million in principal, $184 million net of the discount at January 30, 2011, of the Company’s 13.5% Senior Subordinated Notes, which is eliminated in consolidation.

The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of operations, the condensed balance sheets, and the condensed statements of cash flows for the parent company issuer of the Notes HD Supply, Inc. (the “Parent Issuer”), for the Guarantor Subsidiaries and for the Non-guarantor Subsidiaries and total consolidated HD Supply, Inc. and subsidiaries (amounts in millions):

CONDENSED CONSOLIDATING INCOME STATEMENTS

	Fiscal Year Ended January 30, 2011

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$7,038	$439	$–	$7,477
Cost of sales	–	5,069	331	–	5,400

Gross Profit	–	1,969	108	–	2,077
Operating expenses:
Selling, general and administrative	83	1,505	83	–	1,671
Depreciation and amortization	15	348	3	–	366
Restructuring	–	8	–	–	8

Total operating expenses	98	1,861	86	–	2,045

Operating Income (Loss)	(98)	108	22	–	32
Interest expense	701	340	–	(418)	623
Interest (income)	(340)	(4)	(74)	418	–
Other (income) expense, net	–	–	–	–	–
Net loss of equity affiliates	178	–	–	(178)	–

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(637)	(228)	96	178	(591)
Provision (benefit) for income taxes	(18)	7	39	–	28

Income (Loss) from Continuing Operations	(619)	(235)	57	178	(619)
Loss from discontinued operations, net of tax	–	–	–	–	–

Net Income (Loss)	$(619)	$(235)	$57	$178	$(619)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

CONDENSED CONSOLIDATING INCOME STATEMENTS (Continued)

	Fiscal Year Ended January 31, 2010

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$7,040	$378	$–	$7,418
Cost of sales	–	5,136	286	–	5,422

Gross Profit	–	1,904	92	–	1,996
Operating expenses:
Selling, general and administrative	87	1,516	77	–	1,680
Depreciation and amortization	22	361	3	–	386
Restructuring	–	29	(1)	–	28
Goodwill impairment	–	201	23	–	224

Total operating expenses	109	2,107	102	–	2,318

Operating Income (Loss)	(109)	(203)	(10)	–	(322)
Interest expense	679	348	–	(425)	602
Interest (income)	(346)	(13)	(66)	425	–
Other (income) expense, net	(206)	7	(9)	–	(208)
Net loss of equity affiliates	348	–	–	(348)	–

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(584)	(545)	65	348	(716)
Provision (benefit) for income taxes	(70)	(160)	19	–	(211)

Income (Loss) from Continuing Operations	(514)	(385)	46	348	(505)
Loss from discontinued operations, net of tax	–	(9)	–	–	(9)

Net Income (Loss)	$(514)	$(394)	$46	$348	$(514)

	Fiscal Year Ended February 1, 2009

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$9,380	$388	$–	$9,768
Cost of sales	–	6,835	299	–	7,134

Gross Profit	–	2,545	89	–	2,634
Operating expenses:
Selling, general and administrative	103	1,878	82	–	2,063
Depreciation and amortization	26	374	3	–	403
Restructuring	1	29	4	–	34
Goodwill impairment	–	1,053	–	–	1,053

Total operating expenses	130	3,334	89	–	3,553

Operating Income (Loss)	(130)	(789)	–	–	(919)
Interest expense	655	348	–	(359)	644
Interest (income)	(349)	(12)	–	359	(2)
Other (income) expense, net	11	–	–	–	11
Net loss of equity affiliates	901	–	–	(901)	–

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(1,348)	(1,125)	–	901	(1,572)
Provision (benefit) for income taxes	(93)	(225)	–	–	(318)

Income (Loss) from Continuing Operations	(1,255)	(900)	–	901	(1,254)
Loss from discontinued operations, net of tax	–	(1)	–	–	(1)

Net Income (Loss)	$(1,255)	$(901)	$–	$901	$(1,255)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

	January 30, 2011

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$249	$8	$35	$–	$292
Receivables, net	2	830	75	–	907
Inventories	–	958	77	–	1,035
Deferred tax asset	40	62	4	(4)	102
Intercompany receivable	–	3	–	(3)	–
Other current assets	9	35	1	–	45

Total current assets	300	1,896	192	(7)	2,381

Property and equipment, net	62	322	6	–	390
Goodwill	–	3,132	18	–	3,150
Intangible assets, net	–	988	4	–	992
Deferred tax asset	117	–	–	(117)	–
Investment in subsidiaries	2,752	–	–	(2,752)	–
Intercompany notes receivable	3,054	304	–	(3,358)	–
Other assets	172	4	203	(203)	176

Total assets	$6,457	$6,646	$423	$(6,437)	$7,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20	$730	$55	$–	$805
Accrued compensation and benefits	32	80	6	–	118
Current installments of long-term debt	10	–	–	–	10
Intercompany payables	–	–	3	(3)	–
Other current liabilities	157	104	11	–	272

Total current liabilities	219	914	75	(3)	1,205

Long-term debt, excluding current installments	5,423	–	–	(184)	5,239
Deferred tax liabilities	–	222	–	(121)	101
Intercompany notes payable	304	3,054	–	(3,358)	–
Other liabilities	415	45	7	(19)	448

Total liabilities	6,361	4,235	82	(3,685)	6,993

Stockholders’ equity	96	2,411	341	(2,752)	96

Total liabilities and stockholders’ equity	$6,457	$6,646	$423	$(6,437)	$7,089

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

	January 31, 2010

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$479	$8	$52	$–	$539
Receivables, net	1	787	60	–	848
Inventories	–	959	59	–	1,018
Deferred tax asset	50	115	4	–	169
Intercompany receivable	–	2	–	(2)	–
Other current assets	169	58	1	–	228

Total current assets	699	1,929	176	(2)	2,802

Property and equipment, net	72	373	8	–	453
Goodwill	–	3,132	17	–	3,149
Intangible assets, net	–	1,250	3	–	1,253
Deferred tax asset	113	–	2	(115)	–
Investment in subsidiaries	3,413	–	–	(3,413)	–
Intercompany notes receivable	2,937	369	–	(3,306)	–
Other assets	183	4	129	(128)	188

Total assets	$7,417	$7,057	$335	$(6,964)	$7,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18	$427	$39	$–	$484
Accrued compensation and benefits	14	64	6	–	84
Current installments of long-term debt	10	–	–	–	10
Intercompany payables	–	–	2	(2)	–
Other current liabilities	170	119	10	–	299

Total current liabilities	212	610	57	(2)	877

Long-term debt, excluding current installments	5,877	–	–	(112)	5,765
Deferred tax liabilities	–	318	–	(115)	203
Intercompany notes payable	369	2,937	–	(3,306)	–
Other liabilities	271	53	4	(16)	312

Total liabilities	6,729	3,918	61	(3,551)	7,157

Stockholders’ equity	688	3,139	274	(3,413)	688

Total liabilities and stockholders’ equity	$7,417	$7,057	$335	$(6,964)	$7,845

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Fiscal Year Ended January 30, 2011

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net cash flows from operating activities	$452	$83	$16	$–	$551
Cash flows from investing activities
Proceeds from (payments of) intercompany notes	–	(46)	–	46	–
Return of investment	33	–	–	(33)	–
Other investing activities	(6)	(37)	(2)	–	(45)

Net cash flows from investing activities	27	(83)	(2)	13	(45)
Cash flows from financing activities
Equity contribution (return of capital)	1	–	(33)	33	1
Borrowings (repayments) of intercompany notes	46	–	–	(46)	–
Repayments of long-term debt	(40)	–	–	–	(40)
Borrowings on long-term revolver	178	–	–	–	178
Repayments of long-term revolver	(860)	–	–	–	(860)
Other financing activities	(34)	–	–	–	(34)

Net cash flows from financing activities	(709)	–	(33)	(13)	(755)
Effect of exchange rates on cash	–	–	2	–	2

Net increase (decrease) in cash & cash equivalents	$(230)	$–	$(17)	$–	$(247)
Cash and cash equivalents at beginning of period	479	8	52	–	539

Cash and cash equivalents at end of period	$249	$8	$35	$–	$292

	Fiscal Year Ended January 31, 2010

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net cash flows from operating activities	$51	$16	$13	$(11)	$69
Cash flows from investing activities
(Payments for) proceeds from debt & other investments	–	5	(67)	62	–
Investments in equity affiliates	(62)	–	–	62	–
Proceeds from (payments of) intercompany notes	12	39	–	(51)	–
Other investing activities	20	(57)	(4)	–	(41)

Net cash flows from investing activities	(30)	(13)	(71)	73	(41)
Cash flows from financing activities
Equity contribution	–	–	51	(51)	–
Borrowings (repayments) of intercompany notes	(39)	(12)	–	51	–
Repayments of long-term debt	(10)	–	–	(62)	(72)
Borrowings on long-term revolver	5	–	–	–	5
Repayments of long-term revolver	(196)	–	–	–	(196)
Other financing activities	–	–	–	–	–

Net cash flows from financing activities	(240)	(12)	51	(62)	(263)
Effect of exchange rates on cash	–	–	3	–	3

Net increase (decrease) in cash & cash equivalents	(219)	(9)	(4)	–	(232)
Cash and cash equivalents at beginning of period	698	17	56	–	771

Cash and cash equivalents at end of period	$479	$8	$52	$–	$539

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS (Continued)

	Fiscal Year Ended February 1, 2009

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net cash flows from operating activities	$251	$256	$41	$–	$548
Cash flows from investing activities
Proceeds from sale of a business	99	–	–	–	99
Proceeds from (payments of) intercompany notes	49	(146)	–	97	–
Other investing activities	(11)	(48)	(3)	–	(62)

Net cash flows from investing activities	137	(194)	(3)	97	37
Cash flows from financing activities
Equity contribution	10	–	–	–	10
Borrowings (repayments) of intercompany notes	146	(49)	–	(97)	–
Repayments of long-term debt	(10)	(1)	–	–	(11)
Borrowings on long-term revolver	1,464	–	–	–	1,464
Repayments of long-term revolver	(1,378)	–	–	–	(1,378)
Other financing activities	1	–	–	–	1

Net cash flows from financing activities	233	(50)	–	(97)	86
Effect of exchange rates on cash	–	–	(8)	–	(8)

Net increase (decrease) in cash & cash equivalents	621	12	30	–	663
Cash and cash equivalents at beginning of period	77	5	26	–	108

Cash and cash equivalents at end of period	$698	$17	$56	$–	$771

NOTE 17 –QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly consolidated results of operations for the fiscal years ended January 30, 2011 and January 31, 2010 (amounts in millions):

	Net Sales	Gross Profit	Net Income (Loss)
Fiscal Year Ended January 30, 2011:
First Quarter	$1,811	$502	$(202)
Second Quarter	1,974	547	(115)
Third Quarter	1,993	548	(99)
Fourth Quarter	1,699	480	(203)

Fiscal Year 2010	$7,477	$2,077	$(619)

Fiscal Year Ended January 31, 2010:
First Quarter	$1,921	$512	$10
Second Quarter	1,973	543	(89)
Third Quarter	1,932	515	(267)
Fourth Quarter	1,592	426	(168)

Fiscal Year 2009	$7,418	$1,996	$(514)

NOTE 18 –SUBSEQUENT EVENTS

On February 28, 2011, HD Supply Canada sold substantially all of the assets of SESCO/QUESCO, an electrical products division of HD Supply Canada, to Sonepar SA, for proceeds of approximately $9 million. The gain or loss on the transaction, which is expected to be immaterial, is subject to the final working capital adjustment. SESCO/QUESCO had Net sales of $52 million and Operating income of less than $1 million during fiscal 2010. The Company will reflect the gain or loss on the sale of SESCO/QUESCO as well as its results of operations as a discontinued operation beginning in the first quarter of fiscal 2011.

On April 5, 2011, the Company notified its employees that it is currently exploring strategic alternatives with respect to its Plumbing business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

On April 8, 2011, the Company agreed to acquire substantially all of the assets of Rexford Albany Municipal Supply Company, Inc. (“RAMSCO”), a company that specializes in distributing quality water, sanitary and storm sewer materials primarily to municipalities and contractors through four locations in upstate New York. These locations will be operated as part of the HD Supply Waterworks business. The transaction is expected to close in the first half of 2011.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 30, 2011.

Change in Internal Control over Financial Reporting

There was a change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15)f) of the Exchange Act, identified in connection with the evaluation that occurred during the fourth quarter of fiscal 2010 that has materially affected our internal control over financial reporting. During November 2010, IPVF implemented a new ERP system, Infor SX.e, at several of its divisions. Infor SX.e enables IPVF to standardize business processes, provide tighter inventory management capabilities, and offer eCommerce services to customers.

This implementation was not undertaken in response to any identified deficiency or weakness to our internal controls over financial reporting. The new system, which has undergone rigorous review and testing, has helped strengthen our internal control over financial reporting.

With the exception of the implementation noted above, there were no changes to internal controls in the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

Under the supervision and with the participation of the management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of January 30, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation under the framework in Internal Control – Integrated Framework, the management of the Company concluded that its internal control over financial reporting was effective as of January 30, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm due to an exemption established by rules of the SEC for non-accelerated filers. Our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting as of January 30, 2011 in accordance with the provisions of the Sarbanes-Oxley Act of 2002. Had our independent

ITEM 9A. CONTROLS AND PROCEDURES, CONTINUED	HD SUPPLY, INC.

registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act of 2002, additional control deficiencies may have been identified by our independent registered public accounting firm and those control deficiencies could have also represented one or more material weaknesses.

ITEM 9B. OTHER INFORMATION

On April 11, 2011, the Compensation Committee of Holding authorized the granting of options to purchase shares of the common stock of Holding to the following employees of the Company: Mr. DeAngelo – 1,105,991 shares; Mr. Domanico – 460, 829 shares; Mr. Izganics – 368,664 shares; and Mr. Stegeman – 92,166 shares. All of these options have an exercise price of $4.15 per share and vest in their entirety on April 11, 2014.

HD SUPPLY, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the executive officers and directors of HD Supply. The respective age of each individual in the table below is as of April 14, 2011.

Name	Age	Position
Joseph J. DeAngelo	49	Chief Executive Officer, Director of Holding and HD Supply
Ronald J. Domanico	52	Senior Vice President and Chief Financial Officer
Ricardo Nunez	46	Senior Vice President, General Counsel and Corporate Secretary
Vidya Chauhan	54	Senior Vice President, Strategic Business Development
Michele M. Markham	48	Senior Vice President and Chief Information Officer
Margaret Newman	42	Senior Vice President, Human Resources, Marketing & Communications
Joseph Izganics	49	Senior Vice President, HD Supply
Jerry Webb	53	President, HD Supply Waterworks
Anesa Chaibi	44	President, HD Supply Facilities Maintenance
John Stegeman	50	Executive President, HD Supply
Rick J. McClure	52	President, HD Supply Utilities
Michael L. Stanwood	58	President, HD Supply IPVF
Steve Ferry	51	President, HD Supply Electrical and President, HD Supply Plumbing/HVAC
Steven Margolius	52	Chief Executive Officer, HD Supply Electrical and HD Supply Chief Commercial Officer
Richard Fiechter	60	President, HD Supply Repair & Remodel
Jon Michael Adinolfi	35	President, Crown Bolt
Vasken Altounian	51	President, HD Supply Canada
James G. Berges	63	Chairman of the Board of Directors of Holding and HD Supply
Brian Bernasek	38	Director of Holding and HD Supply
Paul B. Edgerley	55	Director of Holding and HD Supply
Allan M. Holt	59	Director of Holding and HD Supply
Mitchell Jacobson	60	Director of Holding and HD Supply
Lew Klessel	43	Director of Holding and HD Supply
Gregory Ledford	53	Director of Holding and HD Supply
Nathan K. Sleeper	37	Director of Holding and HD Supply
Stephen M. Zide	51	Director of Holding and HD Supply

Joseph J. DeAngelo has been Chief Executive Officer since January 2005 and has been a director of Holding and HD Supply since August 30, 2007. Mr. DeAngelo served as Executive Vice President and Chief Operating Officer of Home Depot from January 2007 through August 30, 2007. From August 2005 to December 2006, he served as Senior Vice President – HD Supply. From January 2005 to August 2005, Mr. DeAngelo served as Senior Vice President – Home Depot Supply, Pro Business and Tool Rental and from April 2004 through January 2005, he served as Senior Vice President – Pro Business and Tool Rental. Mr. DeAngelo previously served as Executive Vice President of The Stanley Works, a tool manufacturing company, from March 2003 through April 2004. From 1986 until April 2003, Mr. DeAngelo held various positions with General Electric Company. His final position with GE was as President and Chief Executive Officer of GE TIP/Modular Space, a division of GE Capital. Mr. DeAngelo holds a bachelor’s degree in Accounting and Economics from the State University of New York at Albany.

Ronald J. Domanico has been Senior Vice President and Chief Financial Officer since April 2010, joining HD Supply from Caraustar Industries, Inc., a leading manufacturer of recycled paperboard and converter of paperboard products, where he served as vice president and chief financial officer beginning October 2002. Caraustar and certain of its subsidiaries filed voluntary petitions on May 31, 2009 in the United States Bankruptcy Court for the Northern District of Georgia seeking relief under the provisions of chapter 11 of the U.S. Bankruptcy Code, and successfully emerged from bankruptcy in August 2009. Prior to joining Caraustar, Mr. Domanico was executive vice president and chief financial officer at AHL Services, Inc. From 1981 to 2000, he worked at Kraft

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, CONTINUED	HD SUPPLY, INC.

Foods and Nabisco in progressively senior roles of increasing responsibility in financial management, operations, planning and business development. Mr. Domanico’s last eleven years at Kraft and Nabisco, including seven years living abroad, were in chief financial officer positions. When he left the company, he was senior vice president and Chief Financial Officer for Nabisco International and Chief Executive Officer for Nabisco Asia. Mr. Domanico was named to the Caraustar board of directors in May 2006 and served until his departure in 2009. He is also a board member of the Georgia Council on Economic Education, The Coles College of Business at Kennesaw State University, the Georgia Amateur Wrestling Association and the Fellowship of Christian Athletes - Wrestling. Mr. Domanico holds an M.B.A. with a concentration in Finance from the University of Illinois in Urbana-Champaign.

Ricardo Nunez has served as Senior Vice President, General Counsel and Corporate Secretary since August 2007 and is responsible for managing our Legal, Real Estate, Loss Prevention, Corporate Security, Business Continuity, and Environmental, Health and Safety operations. Mr. Nunez served as Vice President of Legal Operations of The Home Depot, Inc. from August 2005 to August 2007. Previously, he held leadership positions at General Electric (GE) Energy, which included lead legal counsel responsible for global manufacturing and sourcing, global compliance, and sales of products and services. Prior to joining GE Energy, Mr. Nunez served as counsel at Esso Inter-America Inc., the Exxon affiliate, responsible for downstream operations throughout Latin America and the Caribbean. Mr. Nunez also spent four years at Steel, Hector & Davis, a law firm based in Florida, where he practiced real estate and land use law primarily. He is active in various civic and charitable organizations and currently sits on the board of directors of several of those organizations. Mr. Nunez holds a bachelor’s degree in Economics from the Wharton School at the University of Pennsylvania and a J.D. from Columbia Law School.

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

Joseph Izganics has served as Senior Vice President, HD Supply since April 2010 leading the Creative Touch Interiors, Crown Bolt and HD Supply Repair & Remodel businesses. Prior to joining HD Supply, Mr. Izganics served as a division president for The Home Depot, where he was responsible for 800 stores across the Eastern United States. He joined The Home Depot in 1989 as an Assistant Manager in training and worked his way up through various leadership positions to Division President. With more than nineteen years of experience, he has served as Store Manager, District Manager, Regional Vice President and Division President for The Home Depot.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, CONTINUED	HD SUPPLY, INC.

From 2005 to 2007, he served as Senior Vice President of Pro Business and Tool Rental of Home Depot and served as its Senior Vice President of Services from 2002 to 2005. Prior to joining The Home Depot, he helped start a garden center business and held management positions with Mr. Goodbuys Home Center.

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

John Stegeman joined HD Supply in April 2010 as Executive President, HD Supply Waterworks, HD Supply White Cap, HD Supply Electrical, HD Supply Plumbing/HVAC, and HD Supply Canada. Effective September 2010, Mr. Stegeman was also appointed to serve as President, HD Supply White Cap, in addition to continuing his role of providing strategic input to HD Supply Waterworks, HD Supply Electrical, and HD Supply Plumbing/HVAC. Prior to joining HD Supply, Mr. Stegeman was most recently president and CEO of Ferguson Enterprises, headquartered in Newport News, Virginia from 2005 to 2009. He began his career with Ferguson in 1985 as a management trainee and advanced through the company holding various management positions in three of Ferguson’s five business groups: Waterworks, Plumbing, and Heating and Air Conditioning. Mr. Stegeman made a major impact on the Waterworks business group, where he was senior vice president before being named Chief Operating Officer of Ferguson in May 2005. Mr. Stegeman received a bachelor’s degree from Virginia Tech and has attended advanced management programs at Wharton School of Business, IMD, Duke’s Fuqua School of Business, University of Virginia Darden School of Business and Columbia University.

Rick J. McClure has served as President, HD Supply Utilities since March 2006. He served in the same position at Hughes Supply from March 2004, and was Vice President of Utilities at Hughes Supply from August 2002 until March 2004. Mr. McClure was President and Chief Executive Officer of Utiliserve from 1997 to August 2002, and spent almost 20 years in leadership roles within Operations Management and Sales & Operations Management at Utiliserve between 1978 and 2002. Mr. McClure holds a degree in Electrical Engineering from the University of Colorado at Denver.

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

Steve Ferry has served as President, HD Supply Electrical and President, HD Supply Plumbing/HVAC since June 2010. Mr. Ferry brings 28 years of significant and diverse distribution experience in a variety of industries. Mr. Ferry joined HD Supply in 2006 as Regional Vice President for HD Supply Electrical and advanced to Vice President of Marketing and Sourcing for both businesses. Prior to joining HD Supply, Mr. Ferry was Vice President of Marketing and New Business Development for Arrow Electronics from January 2003 to July 2006. In this position, he led key business initiatives such as sales force effectiveness, operational excellence, business development, change management and supplier partnerships. Mr. Ferry holds a bachelor’s degree from Ball State University and has completed executive leadership courses at Harvard University and Columbia University.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, CONTINUED	HD SUPPLY, INC.

Steven Margolius has served as Chief Executive Officer, HD Supply Electrical and HD Supply Chief Commercial Officer since April 2011. Mr. Margolius served as Executive Vice President and Chief Operating Officer of United Sporting Companies from April 2010 until March 2011. Mr. Margolius served as President, HD Supply Electrical from April 2006 to March 2010 and as President, HD Supply Plumbing/HVAC from July 2009 to March 2010. Prior to joining the Company, Mr. Margolius served for five years as Vice President of Finance and Support Services for Arrow Electronics, North American Components Division. In addition to his financial role at Arrow, he led the Logistics organization and served as the leader for the Global Lean Sigma initiative. Mr. Margolius spent 15 years with General Electric Company, most recently serving as the General Manager for Pricing at GE Appliances. While with GE, he held multiple financial leadership roles in the areas of Global Financial Planning and Analysis, Sales and Marketing, and Manufacturing. His GE assignments have been in Europe and the U.S. and spanned the Power Systems, Plastics, Silicones, and Appliances businesses as well as the Corporate Audit Staff. Mr. Margolius is a graduate of the State University of New York and has received additional executive education at the Harvard Business School and the Stanford Business School.

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

Jon Michael Adinolfi has served as President, Crown Bolt since May 2008. Mr. Adinolfi served as Chief Financial Officer of HD Supply White Cap from October 2006 to April 2008. From May 2005 to October 2006, he held several roles in the Company, including Chief Financial Officer of HD Supply Repair & Remodel, Chief Financial Officer of Crown Bolt, and Director of Sourcing Finance for HD Supply. Prior to joining HD Supply, Mr. Adinolfi held various finance leadership roles with The Stanley Works, a tool manufacturing company, including serving as Leader of Price Realization. Prior to joining The Stanley Works, he was a Senior Auditor at Arthur Andersen. Mr. Adinolfi holds a bachelor’s degree in Accounting from the University of Connecticut and is also a Certified Public Accountant.

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

James G. Berges has been the Chairman of the Board of Directors of Holding since August 30, 2007 and of HD Supply since November 19, 2009. Mr. Berges has been an operating partner of Clayton, Dubilier & Rice, Inc. since 2005. Mr. Berges was President of Emerson Electric Co. from 1999 and served as director of Emerson Electric Co. since 1997 until his retirement in 2005. Emerson Electric Co. is a global manufacturer of products, systems and services for industrial automation, process control, HVAC, electronics and communications, and appliances and tools. Mr. Berges holds a B.S. in Electrical Engineering from the University of Notre Dame. He is a director of PPG Industries, Inc., NCI Building Systems, Inc. and Atkore International and chairman of the board of Sally Beauty Holdings, Inc. He also served as director of MKS Instruments, Inc. from February 2002 to May 2007.

Brian Bernasek became a director of Holding and of HD Supply on January 31, 2011. Mr. Bernasek is a Managing Director of The Carlyle Group where he focuses on investment opportunities primarily in the industrial and transportation sectors. Since joining The Carlyle Group in 2000, Mr. Bernasek has been actively involved in several of the firm’s investments, including Allison Transmission, AxleTech International, Rexnord Corporation and The Hertz Corporation. Prior to joining The Carlyle Group, Mr. Bernasek held positions with Investcorp International, a private equity firm, and in the investment banking division of Morgan Stanley & Co. Mr. Bernasek is a graduate of the University of Notre Dame and received his M.B.A. from the Harvard Business School. He is also a member of the Board of Directors of Allison Transmission and The Hertz Corporation.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, CONTINUED	HD SUPPLY, INC.

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

Allan M. Holt became a director of Holding and of HD Supply on June 18, 2007. Mr. Holt, a Partner and Managing Director of The Carlyle Group, is currently the co-head of the U.S. Buyout group focusing on opportunities in the Aerospace/Defense/Government Services, Automotive & Transportation, Consumer, Healthcare, Industrial, Technology and Telecom/Media sectors. Mr. Holt is a graduate of Rutgers University and received his M.B.A. from the University of California, Berkeley. He serves on the boards of directors of Booz Allen Hamilton Holding Corp., HCR Manor Care, Inc., NBTY, Inc., and SS&C Technologies, Inc., as well as on the non-profit boards of directors of The Barker Foundation Endowment Fund (as Trustee), The Hillside Foundation, Inc., The National Children’s Museum and The Smithsonian National Air and Space Museum.

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

Lew Klessel became a director of Holding on October 15, 2007 and of HD Supply on November 19, 2009. Mr. Klessel is an operating partner at Bain Capital where he has worked since 2005. Prior to joining Bain Capital, Mr. Klessel held a variety of operating and strategy leadership positions from 1997 to 2005 at Home Depot, most recently as President of HD Supply Facilities Maintenance. He has also been a strategy consultant with McKinsey & Company and a Certified Public Accountant with Ernst & Young. Mr. Klessel received an M.B.A. from Harvard Business School where he was a Baker Scholar. He received a B.S. from the Wharton School at the University of Pennsylvania. He also serves as a director for Michaels Stores and Guitar Center.

Gregory S. Ledford became a director of Holding and of HD Supply on January 31, 2011. Mr. Ledford is a Managing Director of The Carlyle Group where he leads U.S. buyout opportunities in the Industrial and Transportation sectors. Since joining The Carlyle Group in 1988, Mr. Ledford has led the firm’s investments in Allison Transmission, AxleTech International, The Hertz Corporation, Horizon Lines, Grand Vehicle Works and Piedmont Holdings. From 1991 to 1997, he served as Chairman and Chief Executive Officer of The Reilly Corp., a former Carlyle portfolio company that was successfully sold in September 1997. Prior to joining The Carlyle Group, Mr. Ledford was Director of Capital Leasing for MCI Telecommunications. Mr. Ledford is a graduate of the University of Virginia’s McIntire School of Commerce, where he serves as the Vice President of the Fountain Board, and received his M.B.A. from Loyola College. Mr. Ledford is also a member of the Board of Directors of Allison Transmission, The Hertz Corporation and Veyance Technologies.

Nathan K. Sleeper became a director of Holding and HD Supply on April 14, 2010. Mr. Sleeper is a partner of Clayton, Dubilier & Rice, Inc. and has significant financial and investment experience from his involvement in its investment in numerous portfolio companies and has played active roles in overseeing those businesses. Prior to joining Clayton, Dubilier & Rice, Inc. in 2000, he worked in the investment banking division of Goldman, Sachs & Co. and at investment firm Tiger Management Corp. Mr. Sleeper has also served as a director of Atkore International Group, Inc. since December 2010, NCI Building Systems since October 2009, U.S. Foodservice, Inc. since July 2007, Hertz Global Holdings, Inc. and The Hertz Corporation since December 2005, and Culligan Ltd. since October 2004. Mr. Sleeper holds a B.A. from Williams College and an M.B.A. from Harvard Business School.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, CONTINUED	HD SUPPLY, INC.

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

All of the directors of Holding were appointed by the Equity Sponsors pursuant to the Stockholders’ Agreement of Holding dated August 30, 2007, as subsequently amended. Each of the Equity Sponsors is also an affiliate of the Company. On November 19, 2009, Holding and HD Supply took certain corporate actions to align the membership of the two Boards of Directors.

Our business and affairs are managed under the direction of our Boards of Directors. We currently have ten directors. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

We are a closely held corporation, and there is currently no established public trading market for our common stock.

As a result of the Transactions, Holding entered into a Stockholders’ Agreement with its stockholders which provides that the Equity Sponsors are entitled to elect (or cause to be elected) nine out of ten of Holding’s directors, which includes three designees of each Equity Sponsor. The tenth director is our Chief Executive Officer. One of the directors designated by the Equity Sponsor associated with Clayton, Dubilier & Rice, Inc. serves as the chairman. Pursuant to an agreement between Clayton, Dubilier & Rice Fund VII, L.P. and Mitchell Jacobson, the fund appointed Mr. Jacobson to serve as a director of Holding for so long as Mr. Jacobson and his immediate family continue to hold certain minimum investments in Holding and certain other conditions are met. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” As discussed above, the composition of the Board of Directors of Holding mirrors that of HD Supply. There were no material changes in 2010 to the procedures by which security holders may recommend nominees to our Boards of Directors.

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the Boards of Directors to satisfy their oversight responsibilities effectively in light of our business and structure, the Boards of Directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. In particular, the members of the Boards of Directors considered the following important characteristics:

—

Messrs. Berges and Sleeper are representatives appointed by Clayton, Dubilier & Rice, Inc. and have significant financial and investment experience from their involvement in Clayton’s investment in numerous portfolio companies and have played active roles in overseeing those businesses;

—

Mr. Jacobson, our independent director who was also appointed by CD&R, has extensive experience in our industry, including service as Chairman of the Board, Chief Executive Officer and in various other executive positions of a large publicly traded industrial supply company;

—

Messrs. Ledford, Bernasek and Holt are representatives appointed by The Carlyle Group, and have significant financial and investment experience from their involvement in The Carlyle Group’s investment in numerous portfolio companies and have played active roles in overseeing those businesses;

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, CONTINUED	HD SUPPLY, INC.

—

Messrs. Zide, Edgerley and Klessel are representatives appointed by Bain Capital Partners LLC (“Bain”), and have significant financial and investment experience from their involvement in Bain’s investment in numerous portfolio companies and have played active roles in overseeing those businesses; and

—

Our Chief Executive Officer, Mr. DeAngleo, has extensive experience in our industry, including as a senior executive of the Company and its predecessor since 2004, as well as leadership experience with other leading companies, including General Electric Company.

In addition, we believe Mr. Berges’ experience in the manufacturing industry and Mr. Klessel’s experience in the home improvement industry are valuable to our Board of Directors. In addition to private equity, several of the directors representing our Equity Sponsors also have backgrounds in other fields that bring a diversity of experience to our Board, including law – Mr. Zide, investment banking – Mr. Bernasek, strategy consulting – Mr. Klessel, and accounting – Mr. Edgerley. We also value the experience that our directors bring from their other boards. All of our directors serve on the boards of other public companies, including numerous portfolio companies.

Board Structure and Leadership

The composition of the Board of Directors for HD Supply and Holding is the same. The Boards consist of ten directors who have diverse backgrounds and experience and are chaired by James G. Berges.

Committees of the Board of Directors

The Boards of Directors of both Holding and HD Supply have an Audit Committee, Compensation Committee and Executive Committee, the composition of which is the same for each of Holding and HD Supply. The Audit Committees, consisting of Messrs. Jacobson, Klessel, and Bernasek, have the responsibility for, among other things, assisting the Board of Directors of HD Supply in reviewing: our financial reporting and other internal control processes; our financial statements; the independent auditors’ qualifications and independence; the performance of our internal audit function and independent auditors; and our compliance with legal and regulatory requirements and our code of business conduct and ethics. The Compensation Committees, consisting of Messrs. Zide, Bernasek, and Sleeper, have the responsibility for reviewing and approving the compensation and benefits of our employees, directors and consultants, administering our employee benefits plans, authorizing and ratifying stock option grants and other incentive arrangements and authorizing employment and related agreements. The Executive Committees, consisting of Messrs. Bernasek, Berges, and Klessel, meet between meetings of the Boards and have the power to exercise all the powers and authority of the Boards with respect to matters delegated to the Committees by the Boards, except for the limitations under Section 144(c) of the Delaware General Corporation Law, and/or applicable limitations under the companies’ organizational documents.

Code of Conduct and Guidelines for Ethical Behavior

Our Boards maintain a Code of Ethics for Senior Financial Officers that applies to our senior financial officers including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. A copy of the Code of Ethics for Senior Financial Officers is available on our website at http://governance.hdsupply.com. We will promptly disclose any future amendments to this code on our website as well as any waivers from this code for executive officers and directors. Copies of this code are also available in print from our Corporate Secretary upon request. We also maintain a Code of Business Conduct and Ethics that governs all of our employees.

Audit Committee and Financial Experts

Our Board of Directors has a separately-designated standing Audit Committee. Messrs. Jacobson, Klessel, and Bernasek are the members of the Audit Committee. Mr. Jacobson, an independent director, has been identified as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC.

HD SUPPLY, INC.

ITEM 11. EXECUTIVE COMPENSATION

Overview

The following Compensation Discussion and Analysis provides information regarding the material elements of our fiscal 2010 compensation program for our “named executive officers,” also referred to as the “NEOs.” The NEOs for fiscal 2010 are HD Supply’s principal executive officer, principal financial officer, and the three most-highly compensated executive officers other than the principal executive and financial officers. The Compensation Committees of Holding’s and HD Supply’s Boards (collectively, the “Committee”), pursuant to their charters, are responsible for establishing, implementing and reviewing on an annual basis both our compensation programs and actual compensation paid to our NEOs, except for our Chief Executive Officer, with respect to whom the Committee’s decisions are subject to the review and final approval of Holding’s Board.

Executive Summary

As a result of the Company’s execution of key initiatives and cost saving strategies, the overall financial performance for fiscal 2010 was above expectations. The performance of the Company resulted in the following compensation decisions:

—

All of our NEOs, with the exception of Mr. Stanwood, earned a cash award under the annual cash incentive program, the Management Incentive Plan. As a result of our performance exceeding expectations, the awards earned were between 131% and 133% of target.

—	Mr. Stanwood earned a cash award under the annual incentive compensation plans specific to his business, IPVF.

None of Messrs. DeAngelo, Stanwood or Jamieson, received a base salary increase in fiscal 2010.

We completed the voluntary Option Exchange Program in early fiscal 2010. Given the significant decline in the value of our common stock in the last few years, this program allowed each option holder, including the NEOs, the opportunity to exchange their existing stock options, which had strike prices that were greater than the fair value of our common stock, for a lesser number of new options.

Messrs. Domanico, Stegeman, and Izganics were all first hired by us in 2010, and we negotiated the terms of their compensations arrangements in connection with their hiring. Compensation for these executives in 2010 included signing bonuses and initial equity grants.

Determining Executive Compensation

At HD Supply, our Human Resources team, in partnership with the Committee, drives the design and implementation of all executive compensation programs. Our finance team heavily supports the process by providing financial analysis and input and review of program design. Except with respect to his own compensation, our Chief Executive Officer has final management-level review of any compensation program before it is sent to the Committee for consideration and approval. The Committee has the task of evaluating and approving our material compensation programs, including our equity compensation program. We frequently consult with the Committee during the design process to obtain their direction and feedback on how the design of our executive compensation programs support the overall strategy of the Company. As described below, data from outside consultants are also used during the design process to obtain further insight into the features of our compensation program.

Philosophy and Objectives

Our company is built on the philosophy of “One Team, Driving Customer Success and Value Creation,” a philosophy we believe is best embodied by our SPIRIT values:

Service:	Help our customers succeed by delivering exceptional service and the best total value experience

Performance:	Exceed our commitments everyday to our team, customers, sponsors and communities

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

Integrity:	Treat team members the way you would like you and your family to be treated

Respect:	Always do the right thing and always take the high road

Innovation:	Seek new ways to build a reliable, effective and efficient chain of execution for our customers

Teamwork:	Win together by creating an environment where every individual puts the team first

The Committee and our management believe that fostering these values requires a performance culture geared toward customer success and sustainable, long-term profitability. The Company’s compensation programs are designed to reward achievement of these goals, thereby attracting and retaining talent that will contribute to such a culture. In particular, our executive compensation programs are intended to meet the following objectives:

—

To balance commitment, long-term financial success, short-term operational excellence and achievement of short-term goals. This balance includes but is not limited to driving profitable growth while aligning our executives’ long term interests with shareholders’ interests.

—	To attract, retain and motivate our top executive talent.

—	To differentiate rewards based on outstanding individual performance so as to promote a high performance culture.

In addition, we intend that our compensation programs will be aligned with:

—

Our business strategy: Our compensation programs link pay to our strategy by rewarding profitability, long-term growth, excellence in achievement of short-term operational and financial goals and by reinforcing the “One Team” philosophy.

—

Our shareholders’ interests: Through the strategic use of equity-based compensation, the total compensation of our executives is directly linked to the sustained value they create for our shareholders.

—

Our goal of retaining and motivating key talent: To retain the best executive talent, the total compensation opportunity is designed to provide attractive levels of compensation if performance targets are met and upside opportunity when performance targets are exceeded.

Compensation Consultants and Use of Comparator Data

For fiscal years 2009 and 2010, the Company engaged Pearl Meyer & Partners to provide more comprehensive input with respect to our executive compensation programs including a market review of the competitiveness of total compensation of our executives and a review of our equity program. A representative from Pearl Meyer & Partners attends our Committee meetings.

In general, neither the Company nor the Committee has conclusively relied on any of the data or advice received from a consulting firm as to the amount of any particular item of compensation. The consultant provides input which the Company and Committee take into consideration, as the case may be, on the particular element of compensation under consideration.

Comparator Data

The Committee reviews compensation levels and practices at comparator companies in setting the compensation of our NEOs and when reviewing the establishment of the Company’s compensation programs for other associates. The information is used to help the Committee better understand the competitive market and how executives are compensated at other companies that are similar in size or industry, and companies with whom we compete for talent.

Our unique portfolio model makes finding direct comparators challenging. We seek comparators that share a similar wholesale distribution model or are a direct competitor to a specific line of business within our portfolio.

Companies are therefore included in the comparator group because they (1) operate in the same business as the Company or one of our portfolio companies (wholesale distribution of building supplies), (2) operate in a similar business (distribution of any product), or (3) operate in a similar business model (business to business). The comparator group was developed by management and the Committee, with input from our compensation

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

consultant, and has been used to provide input into both the value of total compensation for executives as well as the relative value of each component of compensation. We do not rely on percentile rankings of compensation within the comparator group to determine specific compensation amounts for the NEOs; rather, the comparator group is used to identify programs and levels of pay, which management and the Committee consider when evaluating our own programs and value of those programs.

In fiscal 2010, we used the following comparator group:

Reason included in the comparator group
Name of company	Same business	Similar business	Similar business model
Arrow Electronics Inc.		X
Coca-Cola Enterprises			X
Conagra Foods		X
Danaher, Corp			X
Fastenal Co.		X
Genuine Parts			X
Interline Brands Inc.	X
MSC Industrial Direct		X
Masco Corp	X
Office Depot		X
Owens & Minor		X
Pepsi Bottling Group			X
Staples, Inc.			X
Watsco, Inc.			X
WESCO International, Inc.	X
W.W. Grainger, Inc.	X

The comparator group is reviewed and updated each year as appropriate.

Named Executive Officer Changes in Fiscal 2010

During fiscal 2010, we had several changes in our senior executive officers. Ronald J. Domanico was hired in April 2010 as Senior Vice President and Chief Financial Officer to replace Mr. Jamieson, who resigned from his position as Senior Vice President and Chief Financial Officer in April 2010. We also hired John Stegeman as Executive President, Waterworks, White Cap, Electrical, Plumbing & Canada and Joseph Izganics as Senior Vice President, Creative Touch Interiors, Crown Bolt, & Repair & Remodel. Mr. Stegeman has since taken the role of President, White Cap. We entered into letter agreements with each of the new executives, and a separation agreement with our departing executive.

—

Effective April 19, 2010, we entered into a letter agreement with Mr. Domanico which provides for (1) a base salary of $525,000 per year, (2) an annual target bonus of 75% of base salary, (3) a signing bonus in the amount of $300,000 (subject to a prorated clawback provision should Mr. Domanico voluntarily resign prior to April 19, 2012), and (4) the right to participate in other employee or fringe benefit programs for senior executives, including the Stock Plan. As a participant in the Stock Plan, Mr. Domanico was awarded 800,000 options with an aggregate grant date fair value of $1,268,800. The agreement also contains non-competition and non-solicitation provisions.

—

Effective April 12, 2010, we entered into a letter agreement with Mr. Stegeman which provides for (1) a base salary of $725,000 per year, (2) an annual target bonus of 100% of base salary, (3) a signing bonus in the amount of $450,000 (subject to a prorated clawback provision should Mr. Stegeman voluntarily resign prior to April 12, 2012), and (4) the right to participate in other employee or fringe benefit programs for senior executives, including the Stock Plan. As a participant in the Stock Plan, Mr. Stegeman was awarded 1,083,333 options with an aggregate grant date fair value of $1,718,168. The agreement also contains non-competition and non-solicitation provisions.

—

Effective March 31, 2010, we entered into a letter agreement with Mr. Izganics which provides for (1) a base salary of $375,000 per year, (2) an annual target bonus of 60% of base salary, (3) a signing bonus in the amount of $100,000 (subject to a prorated clawback provision should Mr. Izganics voluntarily resign prior to March 31, 2012), and (4) the right to participate in other employee or fringe benefit programs for senior

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

executives, including the Stock Plan. As a participant in the Stock Plan, Mr. Izganics was awarded 650,000 options with an aggregate grant date fair value of $1,030,900. The agreement also contains non-competition and non-solicitation provisions.

—

Effective May 10, 2010, we entered into a separation agreement with Mr. Jamieson which provides for (1) 24 months of severance in the form of salary continuation payments at a rate of $525,000 per year, (2) a bonus in the amount of $393,750 which represents the target award he would be eligible for under the Management Incentive Plan, and (3) $16,000 in lieu of outplacement services. The payments of both severance and bonus are governed by confidentiality, non-competition and non-solicitation provisions. Consistent with the Stock Plan, all options held by Mr. Jamieson were canceled upon his resignation.

Components of Compensation

The Company believes that the compensation programs it maintains are important in achieving the compensation goals described above. For fiscal 2010, the principal components of compensation for the named executive officers were:

—	base salary;

—	annual cash incentives and signing bonuses;

—	equity incentive compensation; and

—	benefits and perquisites.

Each of our NEOs (except for Mr. Stanwood) is party to an employment offer letter from us which contains certain employment and severance arrangements. These severance arrangements are discussed more fully below under “Potential Payments upon Termination or Change in Control.”

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

• Annual cash incentives

•   Focuses on short-term operational metrics that drive and support our long-term strategy

•   Where applicable, creates incentives for performance based on performance of individual NEOs’ businesses

•   To reward an executive for superior individual performance against non-financial goals

• Achievement of agreed upon operating plan goals in profitability and working capital efficiency • Achievement of non-financial goals

• Signing bonuses	• To attract qualified executives • To compensate an executive for forfeited equity or cash incentives with a prior company	• Individual qualifications and experience

• Equity awards granted in the form of stock options

•   Aligns executive interests to shareholders by rewarding long-term focus on profitability and value creation for the enterprise

•   Assists in the retention of key talent

•   Creates an “ownership culture”

• Growth in stock value • Employment retention through the vesting period of the stock options

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

Pay component	Objective of pay component	Key measures

• Benefits and perquisites	• Benefits provide a safety net of protection in the case of illness, disability or death. • Perquisites generally enable the executive to perform their duties efficiently and minimize distractions	• Benefits are provided to executives on the same basis as provided to our salaried associates • Perquisites are valued by our executives at minimal cost to us

A discussion of each of the components of compensation for the NEOs is below, including a discussion of the factors considered in determining the applicable amount payable or achievable under each component.

Base Salary

Base salaries are set to attract and retain top executive talent while managing fixed costs at an appropriate level. The determination of any particular executive’s base salary is based on personal performance and contribution, experience in the role, changes to the scope of responsibilities, market rates of pay and internal equity. Each year, the Chief Executive Officer, with input from Human Resources, proposes base salary increases, if any, for all NEOs, excluding himself, based on performance and the Company’s merit increase budget. His proposal is reviewed and approved (with or without modifications) or disapproved by the Committee. Changes to Mr. DeAngelo’s base rate of pay are initiated and approved by the Committee directly, subject to the review and final approval of Holding’s Board.

In fiscal 2010, no base pay increases were recommended or approved for the NEOs in an effort to maintain a diligent focus on cost control and in light of the continued uncertainty with regards to the market environment in early 2010. Mr. Stanwood’s overall compensation was deemed competitive relative to the fiscal 2010 market; and Mr. DeAngelo declined to be considered for a base pay increase.

In fiscal 2011, no base pay increases were recommended or approved for Messrs. DeAngelo or Stanwood. Mr. Stanwood’s overall compensation was deemed competitive relative to the fiscal 2011 market; and Mr. DeAngelo declined to be considered for a base pay increase.

Increases were recommended and approved for Mr. Izganics who received an increase of 20% in fiscal 2011. Thirteen percent of this increase was based on his offer letter agreement and 7% of the increase was to make his base pay more competitive relative to the fiscal 2011 market. Mr. Domanico received a 4% increase, which was in line with the market.

Annual Cash Incentives

Annual cash incentives are designed to focus the NEOs on producing superior results against key financial metrics relevant to the Company as a whole or to the individual businesses that the NEO leads. By tying a significant portion of the executive’s total annual cash compensation to annual variable pay, we reinforce our “pay for performance” culture and focus our executives on critical short-term financial and operational objectives which also support our long-term financial goals.

Management Incentive Plan

All of our NEOs (other than Mr. Stanwood) participate in the Management Incentive Plan (“MIP”), which provides cash-based incentives dependent on annual results against the key financial metrics described below. A committee which includes Human Resources personnel, the CFO and the Controller (the “MIP Committee”), monitors the MIP to ensure compliance with its intent and terms and to periodically review and make certain recommendations to the Committee, as discussed below.

MIP target payouts to our NEOs are expressed as a percentage of base salary. Annually, these percentage targets are reviewed against comparator data and adjusted, if necessary, based on the Committee’s estimation of what level of targeted payouts is necessary to retain and motivate our executives. In fiscal 2010, management recommended and the Committee approved no changes to the percentage of base pay targets for Messrs. DeAngelo and Jamieson. The percentage of base pay targets for each of Messrs. Domanico, Stegeman, and Izganics were set in the terms of their employment letters.

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

For fiscal 2010, MIP performance targets were based on adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and the use of cash gap days (the number of days between when cash is paid by the Company for inventory and when cash is received by the Company from a customer for the purchase of that inventory) as a modifier. If the cash gap days were higher than the threshold established for the plan, then the MIP payout would be reduced. For example, if the adjusted EBITDA target was achieved, but cash gap days were higher than plan by 105%, this would result in a payout of 90% of the target. If cash gap days were higher than plan by 110%, this would result in a payout of only 80% of the target. However, if the cash gap days were lower than the established threshold for the plan, no additional payout would be provided above 100%. For purposes of the MIP, management fees and related expenses paid to the Equity Sponsors and stock-based compensation costs for stock options are excluded from adjusted EBITDA, both as to the targets and as to adjusted EBITDA as ultimately determined. In addition, in accordance with the MIP, from time to time throughout the year, the MIP Committee may request that the Committee exclude from the adjusted EBITDA or Cash Gap Days calculation certain non-recurring items, certain items which are beyond the control of management or certain items which may adversely affect current results but contribute to long-term profitability improvement.

For fiscal year 2010, we viewed adjusted EBITDA and cash gap days as the key operating metrics that would drive the value of the business because they drive the related goals of profitability and efficient use of working capital. The MIP provides a threshold level (at which 25% of the target percentage of base salary is earned), a target (or “plan”) level (at which 100% of the target percentage of base salary is earned), and a maximum level for superior results (at which 150% of the target percentage of base salary may be earned). The threshold for cash gap days is the greater of prior year cash gap days or the approved plan for cash gap days.

	Adjusted EBITDA 100% Weighting		Cash Gap Days Modifier
	Performance Required	Payout % Earned	Performance Required	Payout % Earned
Threshold	Achieve 80% of Plan	25%	CGDs > 110% of PY or Plan	80%
Plan	Achieve 100% of Plan	100%	CGDs = PY or Plan	100%
Maximum	Achieve 125% of Plan	150%	CGDs < PY or Plan	100%

For fiscal 2010, the MIP goals for the Company as a whole were adjusted EBITDA of $368 million and 86 cash gap days. The Committee, in approving these plan goals in March 2010, viewed these levels as appropriate in order to keep the primary focus on adjusted EBITDA while providing an incentive to continue to improve working capital.

We exceeded these metrics for fiscal 2010. Our adjusted EBITDA was $437 million (excluding a $6 million charge for executive changes) and we had 74 cash gap days. As a result, Mr. DeAngelo, Mr. Domanico, and Mr. Izganics each earned an incentive award. Mr. Stegeman also earned a payout under the MIP. In his role as President of White Cap, Mr. Stegeman’s MIP payout is based on a combination of the performance of White Cap and his individual performance. For 2010, White Cap financial goals were an adjusted EBITDA loss of $23 million and 101 cash gap days. White Cap exceeded their goals with an adjusted EBITDA loss of $8 million and 83 cash gap days.

Fiscal 2010 performance resulted in the following payments being made to our NEOs under the MIP:

	Target % (expressed as a % of base salary)	Adjusted EBITDA payout % earned	Cash Gap Days payout % earned	Aggregate MIP payment
Joseph J. DeAngelo	125%	131.2%	100%	$1,435,054
John Stegeman	100%	133.3%	100%	$362,382
Ronald Domanico	75%	131.2%	100%	$516,619
Joseph Izganics	60%	131.2%	100%	$245,911

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

2011 MIP Award

In 2011, adjusted EBITDA will continue to be the sole performance measure to ensure singular focus on the metric that drives company value most directly. Cash gap days will be removed as a component to measure working capital control. Instead, a working capital charge will be used to continue the focus on working capital control. A working capital charge is defined as the difference between the planned and actual rolling twelve months cash gap days converted to dollars and multiplied by one percent (an implied 12% annual rate that approximates our weighted average cost of capital), then added to, or subtracted from, adjusted EBITDA.

IPVF Annual Incentive Compensation Plans

Mr. Stanwood participates in two annual incentive plans specific to his business, IPVF. The first is the IPVF Annual Incentive Compensation Plan. Under this plan, Mr. Stanwood receives 0.8577% of EBITA earned by IPVF. Mr. Stanwood also participates in the Additional Incentive Compensation Plan, a quarterly incentive program that rewards the accomplishment of short-term growth initiatives. This quarterly incentive program pools 2% of IPVF EBITA each month. At the end of each quarter, Mr. Stanwood receives 10.3% of the pool created. These plans are a cultural fixture of IPVF and reflect the compensation philosophy of that business of lower than market base salary rates with higher than market opportunity for annual variable compensation. This structure allows this business to maintain jobs while keeping its fixed costs low even in times of significant turbulence in the commodities markets. Only select IPVF associates participate in the same plan as Mr. Stanwood.

Equity Incentive Compensation

Our NEOs participate in Holding’s Stock Incentive Plan (the “Stock Plan”). The Stock Plan was adopted by Holding’s Board of Directors shortly following our divestiture from Home Depot. Holding established the Stock Plan because it viewed the granting of equity awards under the Stock Plan as the most effective way to align executive performance to our key goal of increasing value for Holding’s shareholders. The view of the Holding Board of Directors was that, assuming that our management is successful in increasing the value of the Company, awards under the Stock Plan will have the highest potential value for all participants as a percentage of total compensation.

Holding’s Board of Directors believed the best way to accomplish these goals was to provide one up-front grant of stock options with a significant vesting period and, at the same time, provide the opportunity to purchase Holding shares. Therefore, our NEOs were granted options to purchase shares of Holding common stock and were also offered the opportunity to purchase additional Holding common shares. The program makes “founding owners” of our NEOs and is intended to motivate them to increase the value of the Company, and therefore Holding’s share price, over time. These one-time upfront grants to our NEOs were made on December 21, 2007. The vesting component was intended to maximize the retentive effect of the Stock Plan. The up-front nature of the option grants was intended to position our executives for the highest possible return (because, if the share value of Holding increases over time, annual or other periodic grants would have higher strike prices and, therefore, less intrinsic value to our executives).

The Committee does not intend to make routine annual grants to any of our NEOs or other associates. Other than the Option Exchange Program described below, no new equity grants were made to Messrs. DeAngelo and Stanwood.

The Committee will consider making grants in the case of new hires or promotions. In 2010, in connection with the hiring of Messrs. Domanico, Izganics, and Stegeman, we awarded equity grants as previously disclosed in the Named Executive Officer Changes in Fiscal 2010 section.

2010 Option Exchange Program

Given the significant decline in the value of our common stock, all stock options outstanding had strike prices that were greater than the fair value of our common stock during fiscal 2009. As a result, the options were providing limited performance or retention value.

To address this, on January 15, 2010, the Committee approved a voluntary Option Exchange Program to provide each option holder (including NEOs) the opportunity to exchange their existing options for a new option grant. Under the terms of the option exchange program, options with a strike price greater than $10 could be exchanged

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

3:2 for options with a strike price of $4.15, the fair market value of our stock at the time of exchange. The new options have a new 5-year vesting period from the exchange date and expire after 10 years. To participate, the option holder also had to agree to exchange options with a $10 strike price for the same number of options at the same strike price ($10) but with a new 5-year vesting period from the exchange date and a 10-year term. The program was completed in early fiscal 2010 and new grants under this exchange program were made on February 3, 2010. Additional information regarding the Stock Plan and this option exchange can be found in the information accompanying the Summary Compensation Table and related tables below.

Benefits and Perquisites

The benefits provided to our NEOs are the same as those generally provided to our other salaried associates and include medical, vision and dental insurance, basic life insurance and accidental death and dismemberment insurance, short and long term disability insurance and a 401(k) plan.

Our executives participate in a limited number of perquisite programs. We maintain these programs because they are valued by our NEOs but impose relatively little cost to us.

All of the NEOs participate in the Executive Death Benefit Only Plan. Under this plan, the beneficiary of a participant who dies while employed by us is entitled to a lump sum payment of $500,000. We have purchased and own life insurance contracts on each of the NEOs for the purpose of funding this benefit.

The NEOs are also offered Supplemental Term Life Insurance. This plan provides participants with 20-year level premium term life insurance, with coverage in $500,000 increments up to $5,000,000. The participant owns the policy, and the Company pays the premium on his or her behalf. The value of the premium is fully taxable. At the end of the year, each participant receives an additional payment equal to the gross amount of taxes paid on the benefit. This additional payment is also fully taxable and is grossed up.

Other benefits provided to our NEOs include company cars, executive physicals and reimbursement for financial services. The value of providing company cars and reimbursement for financial services is taxable and is grossed up.

Tax and accounting considerations

While the accounting and tax treatment of compensation generally has not been a consideration in determining the amounts of compensation for our executive officers, the Committee and management have taken into account the accounting and tax impact of various program designs to balance the potential cost to the Company with the value to the executive.

The expenses associated with executive compensation issued to our executive officers and other key associates are reflected in our financial statements. We account for stock-based programs in accordance with the requirements of ASC 718, which requires companies to recognize in the income statement the grant date value of equity-based compensation issued to associates.

Compensation committee interlocks and insider participation

The Compensation Committee for each of Holding and HD Supply currently consists of Steven Zide (Chairman), Brian Bernasek and Nate Sleeper. All committee members are representatives from the equity owners of HD Supply. Mr. Zide is an executive of Bain Capital, Mr. Bernasek is an executive of The Carlyle Group and Mr. Sleeper is an executive of Clayton Dubilier & Rice, Inc.

Compensation committee report

The Compensation Committee for each of Holding and HD Supply has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

The Compensation Committee:

Brian Bernasek

Nathan K. Sleeper

Stephen M. Zide

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

Executive compensation

Summary Compensation Table for Fiscal 2010

The following table sets forth the compensation of our Chief Executive Officer, Chief Financial Officer, the three other most highly compensated executive officers and our former Chief Financial Officer.

Name and Principal Position	Fiscal Year	Salary $	Bonus $(1)	Option Awards $(2)	Non-Equity Incentive Plan Compensation $(3)	All Other Compensation $(4)	Total $

Joseph J. DeAngelo	2010	875,000	–	1,327,625	1,435,054	73,937	3,711,616
Chief Executive Officer	2009	875,000	–	–	–	22,590	897,590
	2008	875,000	–	–	546,875	3,899,272	5,321,147

Ronald J. Domanico (5)	2010	403,800	300,000	1,268,800	516,619	29,196	2,518,415
Senior Vice President and Chief Financial Officer

John Stegeman (6)	2010	571,600	450,000	1,718,168	362,382	229,080	3,331,230
President – White Cap

Joseph Izganics (7)	2010	307,200	100,000	1,030,900	245,911	13,302	1,697,313
Senior Vice President, Creative Touch Interiors, Crown Bolt, & Repair & Remodel

Michael L. Stanwood	2010	300,000	–	243,398	895,745	11,852	1,450,995
President – IPVF	2009	300,000	–	–	1,213,067	2,224	1,515,291
	2008	300,000	–	–	1,756,189	2,475	2,058,664

Mark Jamieson (8)	2010	125,300	–	331,906	393,750	465,832	1,316,788
Former Senior Vice President and Chief Financial Officer	2009	525,000	78,750	–	–	29,278	633,028
	2008	525,000	71,125	–	196,875	67,255	860,255

(1)	Bonus amount includes: (a) sign-on bonuses of $300,000, $450,000, and $100,000 paid to Mr. Domanico, Mr. Stegeman and Mr. Izganics, respectively, as outlined in their offers of employment; (b) discretionary bonuses of $78,750 and $71,125 paid to Mr. Jamieson for fiscal years 2009 and 2008, respectively.

(2)	The fiscal 2010 amounts for Mr. DeAngelo, Mr. Stanwood, and Mr. Jamieson result from the Option Exchange Program as described in “Compensation Discussion and Analysis – Components of Compensation – Equity Incentive Compensation” and represent the incremental fair value of options granted in fiscal 2010 over the fair value of options exchanged and canceled. The fiscal 2010 amounts for Mr. Domanico, Mr. Stegeman, and Mr. Izganics represent the aggregate grant date fair value of option awards granted as outlined in their offers of employment. No option awards were granted in fiscal 2009 or fiscal 2008. Information about the assumptions used to value these awards can be found in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 10, Stock-based Compensation and Employee Benefit Plans” in this annual report on Form 10-K.

(3)	Non-equity incentive plan compensation reflects amounts paid under the MIP for all NEOs except Mr. Stanwood who participates in the IPVF plan. See “Compensation Discussion and Analysis – Components of Compensation – Annual Cash Incentives” for a discussion of the incentive compensation plans in fiscal 2010. The fiscal 2010 amounts for Mr. Stegeman and Mr. Izganics represent prorated awards based upon their hire date with the Company.

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

(4)	The All Other Compensation column is made up of the following amounts for fiscal 2010:

	All Other Compensation
Name	Partial tax gross up for taxes owed on perquisites	Use of a company car	Financial Planning Assistance	Relocation Assistance	Severance Pay	Out- placement Services	Total $

Joseph J. DeAngelo	19,987	17,950	36,000	–	–	–	73,937
Ronald J. Domanico	3,843	17,353	8,000	–	–	–	29,196
John Stegeman	3,843	17,085	8,000	200,152	–	–	229,080
Joseph Izganics	961	10,341	2,000	–	–	–	13,302
Michael L. Stanwood	2,877	975	8,000	–	–	–	11,852
Mark Jamieson	15,858	10,090	16,000	–	407,884	16,000	465,832

(5)	Mr. Domanico joined the Company effective April 19, 2010.

(6)	Mr. Stegeman joined the Company effective April 12, 2010.

(7)	Mr. Izganics joined the Company effective March 31, 2010.

(8)	Mr. Jamieson resigned as Chief Financial Officer effective April 14, 2010.

Grants of Plan-Based Awards for Fiscal Year 2010

The following table provides information concerning awards granted to the NEOs in the last fiscal year under any plan.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)					All Other Option Awards:	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2) ($)
Name	Grant Date	Threshold $	Target $		Maximum $		Number of Securities Underlying Options (2) (#)
Joseph J. DeAngelo
2010 MIP		273,438	1,093,750		1,640,625		–	–	–
Stock Plan	2/3/2010	–	–		–		1,235,000	4.15	975,650
Stock Plan	2/3/2010	–	–		–		1,852,500	10.00	351,975
Ronald J. Domanico
2010 MIP		98,438	393,750		590,625		–	–	–
Stock Plan	6/8/2010	–	–		–		320,000	4.15	668,800
Stock Plan	6/8/2010	–	–		–		480,000	10.00	600,000
John Stegeman
2010 MIP		181,250	725,000		1,087,500		–	–	–
Stock Plan	6/8/2010	–	–		–		433,334	4.15	905,667
Stock Plan	6/8/2010	–	–		–		650,000	10.00	812,501
Joseph Izganics
2010 MIP		56,250	225,000		337,500		–	–	–
Stock Plan	6/8/2010	–	–		–		260,000	4.15	543,400
Stock Plan	6/8/2010	–	–		–		390,000	10.00	487,500
Michael L. Stanwood
2010 IPVF		–	1,213,067	(3)	–		–	–	–
Stock Plan	2/3/2010	–	–		–		226,417	4.15	178,869
Stock Plan	2/3/2010	–	–		–		339,625	10.00	64,529
Mark Jamieson
2010 MIP		98,438	393,750	(4)	393,750	(4)	–	–	–
Stock Plan	2/3/2010	–	–		–		308,750	4.15	243,913
Stock Plan	2/3/2010	–	–		–		463,125	10.00	87,994

(1)	The MIP plan sets the threshold payout at 25% of the target payout and the maximum payout at 150% of the target payout. A discussion of the MIP in fiscal 2010 is included in the Components of Compensation discussion.

(2)

For Mr. DeAngelo, Mr. Stanwood, and Mr. Jamieson, represents the options granted in the Option Exchange Program as described in “Compensation Discussion and Analysis – Components of Compensation – Equity Incentive Compensation”

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

and includes the incremental fair value of options granted in fiscal 2010 over the fair value of options exchanged and canceled. The full aggregate grant date fair value of awards granted to Mr. DeAngelo, Mr. Stanwood, and Mr. Jamieson are:

Name	Grant Date	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Joseph J. DeAngelo	2/3/2010	4.15	2,679,950
	2/3/2010	10.00	2,445,300

Michael L. Stanwood	2/3/2010	4.15	491,325
	2/3/2010	10.00	448,305

Mark Jamieson	2/3/2010	4.15	669,988
	2/3/2010	10.00	611,325

(3)	As described in the Components of Compensation discussion, Mr. Stanwood’s non-equity incentive plan award is a percentage of IPVF EBITA determined by a mathematical calculation. We have included as the target amount what Mr. Stanwood earned under the IPVF plan in the previous fiscal year.

(4)	As part of his severance agreement, Mr. Jamieson’s non-equity incentive plan award was 75% of base salary.

Narrative disclosure to summary compensation table and grant plan based awards table

Stock Plan

The Stock Plan and an Associate Stock Option Agreement govern each option award and provide, among other things, that the options vest in equal installments over the first five years of the ten-year option term. Option grants to each participant in the Option Exchange Program were divided into two tranches with escalating exercise prices. The first tranche of options, representing 40% of each participant’s total award, has a $4.15 exercise price, and the remaining tranche has an exercise price of $10.00. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. See “Potential Payments upon Termination or Change in Control” for information regarding the cancellation or acceleration of vesting of stock options upon an option holder’s termination of employment or a change in control of the Company.

Employment Agreement

We have entered into an employment offer letter with each of our named executive officers (other than Mr. Stanwood). See “Named Executive Officer Changes in Fiscal 2010” and “Potential Payments upon Termination or Change in Control” for a summary of the material provisions of these letter agreements.

Outstanding Equity Awards at Fiscal Year-End 2010

The following table sets forth the unexercised and unvested stock options held by named executive officers at fiscal year end. Each equity grant is shown separately for each named executive officer. Based on the terms of the grant, all options held by the named executive officers vest and become exercisable in equal annual installments on the first five anniversaries of the grant date. No named executive officers hold any stock awards.

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price $	Option Expiration Date
Joseph J. DeAngelo	–	1,852,500	$10.00	2/3/2020
	–	1,235,000	$4.15	2/3/2020
	–	3,087,500

Ronald J. Domanico	–	480,000	$10.00	6/8/2020
	–	320,000	$4.15	6/8/2020
	–	800,000

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price $		Option Expiration Date
John Stegeman	–		650,000		$10.00		6/8/2020
	–		433,334		$4.15		6/8/2020
	–		1,083,334

Joseph Izganics	–		390,000		$10.00		6/8/2020
	–		260,000		$4.15		6/8/2020
	–		650,000

Michael L. Stanwood	–		339,625		$10.00		2/3/2020
	–		226,417		$4.15		2/3/2020
	–		566,042

Mark Jamieson (1)	–		–		$-		-

(1) Mr.	Jamieson’s options were canceled as a result of his resignation from the Company.

Option Exercises and Stock Vested for Fiscal 2010

None of our named executive officers exercised any of their stock options during fiscal 2010. No stock awards have been granted to our named executive officers.

Pension Benefits and Nonqualified Deferred Compensation for Fiscal 2010

We do not provide any defined benefit plans or nonqualified defined contribution plans to our named executive officers.

Potential Payments upon Termination or Change in Control

Pursuant to their employment arrangements, in the event of termination without cause on January 30, 2011, the last day of fiscal 2010, (1) Mr. DeAngelo would be entitled to not less than 24 months of base pay continuation at a rate of pay not less than his rate of pay on May 24, 2007, or $875,000, (2) Mr. Domanico would be entitled to not less than 24 months of base pay continuation at a rate of pay not less than his rate of pay on April 19, 2010, or $525,000, (3) Mr. Stegeman would be entitled to not less than 24 months of base pay continuation at a rate of pay not less than his rate of pay on April 12, 2010, or $725,000, and (4) Mr. Izganics would be entitled to not less than 12 months of base pay continuation at a rate of pay not less than his rate of pay on March 31, 2010, or $375,000. We do not have a similar arrangement with Mr. Stanwood.

The employment arrangements do not provide for any payout upon termination as a result of death, retirement, disability, or termination for cause.

If there is a change in control, the Stock Plan provides for accelerated vesting of unvested stock options. However, no NEO would have received a payment or a benefit as a result of this provision if a change in control had occurred on January 30, 2011 because the value of our common stock on such date did not exceed the strike price of the options held by the named executive officers.

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

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

If the termination of employment occurs prior to a public offering, the Company and the Equity Sponsors have the right to purchase any shares of Company common stock that the executive acquired upon the exercise of options. Upon a termination other than for cause (as defined in the Stock Plan), the purchase price per share is equal to the fair market value (as defined in the Stock Plan) of the shares on the later of the date (i) the executive’s employment terminated and (ii) that is six months and one day after the shares were purchased by the executive. Upon termination for cause, the purchase price is equal to the lesser of fair market value and the cost of the shares to the executive.

If the Company experiences a change in control (as defined in the Stock Plan), stock options will generally accelerate and be canceled in exchange for a cash payment equal to the change in control price per share minus the exercise price of the applicable option, unless the Board of Directors of Holding elects to provide for alternative awards in lieu of acceleration and payment. The Board of Directors of Holding also has the discretion to accelerate the vesting of options at any time and from time to time.

Under the Stock Plan a “change in control” is defined as:

—

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

—

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

—

the sale, transfer or other disposition of all or substantially all of the assets of the Company to one or more persons or entities that are not, immediately prior to such sale, transfer or other disposition, affiliates of the Company.

A public offering of our common shares does not constitute a change in control.

HD SUPPLY, INC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—		—
Equity compensation plans not approved by security holders
Stock options granted under the HDS Investment Holding, Inc. Stock Incentive Plan (1)	18,466,554	7.69		2,129,937 (1)
Common stock sold or granted to participants under the HDS Investment Holding, Inc. Stock Incentive Plan (1)	1,114,346	N/A		25,731,380 (1)
Deferred Share Units granted to participants under the HDS Investment Holding, Inc. Stock Incentive Plan (1)	—	N/A		25,731,380 (1)
Total	19,580,900	N/A		25,731,380 (1)

(1)	Pursuant to the HDS Investment Holding, Inc. Stock Incentive Plan, the board of directors of Holdings is authorized to grant or sell, as the case may be, stock options, common stock and deferred share units up to a total of 45,312,280 shares of common stock, of which 20,596,491 may be issued in the form of stock options. Accordingly, the amounts set forth in column (c) reflect the maximum number of shares of common stock issuable within each category. However, the maximum number of shares remaining available for future issuance in any combination cannot exceed 25,731,380. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 10, Stock-Based Compensation and Employee Benefit Plans” for a description of the Stock Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

HDS Holding Corporation owns all of our outstanding common stock and HDS Investment Holding, Inc. (or “Holding”) owns all of the outstanding common stock of HDS Holding Corporation. As of March 18, 2011, there were 261,114,346 shares of common stock of Holding outstanding. The following table sets forth information as of March 18, 2011 with respect to the ownership of the common stock of Holding by:

—	each person known to own beneficially more than 5% of the common stock of Holding;

—	each director of Holding;

—	each of the named executive officers in the Summary Compensation Table above; and

—	all executive officers and directors of HD Supply as a group.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT, CONTINUED	HD SUPPLY, INC.

Except as otherwise indicated in the footnotes to this table, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated, the address for each individual listed below is c/o HD Supply, Inc., 3100 Cumberland Boulevard, Suite 1480, Atlanta, Georgia 30339.

Name and address of beneficial owner	Number	Percent
Bain Capital Integral Investors 2006, LLC(1)	72,943,750	27.64
Carlyle Partners V, L.P. and related funds(2)	72,943,750	27.64
Clayton, Dubilier & Rice Fund VII, L.P. and related funds(3)	72,923,750	27.63
THD Holdings, LLC	32,500,000	12.31
James G. Berges(6)	–	–
Joseph J. DeAngelo(4)	1,017,500	*
Paul B. Edgerley(5)	–	–
Allan M. Holt(7)	–	–
Mitchell Jacobson(8)	8,618,750	3.27
Lew Klessel	–	–
Brian Bernasek(7)	–	–
Nathan K. Sleeper(6)	–	–
Gregory Ledford(7)	–	–
Stephen M. Zide(5)	–	–
Ronald J. Domanico(4)	50,000	*
John Stegeman(4)	74,000	*
Michael L. Stanwood(4)	134,208	*
Joseph Izganics(4)	24,096	*
All executive officers of HD Supply and directors of Holding as a group (25 persons)	10,959,424	4.15

*	Less than 1%

(1)	Bain Capital Investors, LLC (“BCI”) is the administrative member of Bain Capital Integral Investors 2006, LLC (“Integral”). As a result, BCI may be deemed to be the beneficial owner of the shares held by Integral. BCI disclaims beneficial ownership of such shares, except to the extent of its pecuniary interest therein. The address of each of BCI and Integral is c/o Bain Capital Investors, LLC, 111 Huntington Avenue, Boston, MA 02199.

(2)	Represents shares held by the following investment funds associated with The Carlyle Group: Carlyle Partners V, L.P., Carlyle Partners V-A, L.P., CP V Coinvestment A, L.P., and CP V Coinvestment B, L.P., which are together referred to as the “Carlyle Funds.” Carlyle Partners, V, L.P. holds 68,580,768 shares, Carlyle Partners V-A, L.P. holds 1,379,063 shares, CP V Coinvestment A, L.P. holds 2,641,536 shares, and CP V Coinvestment B, L.P. holds 342,383 shares. Investment discretion and control over the shares held by each of the Carlyle Funds is exercised by TCG Holdings, L.L.C. through its indirect subsidiary, TC Group V, L.P., which is the sole general partner of each of the Carlyle Funds. TCG Holdings, L.L.C. is the managing member of TC Group, L.L.C. TC Group, L.L.C. is the sole managing member of TC Group V Managing GP, L.L.C. TC Group V Managing GP, L.L.C is the sole general partner of TC Group V, L.P. TCG Holdings, L.L.C. is managed by a three person managing board, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein, as the managing members of TCG Holdings, L.L.C., may be deemed to share beneficial ownership of the shares beneficially owned by TCG Holdings, L.L.C. Such persons disclaim such beneficial ownership. The Carlyle Group’s address is 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004.

(3)

Represents shares held by the following group of investment funds associated with or designated by Clayton, Dubilier & Rice, LLC: (i) 60,000,000 shares of common stock held by Clayton, Dubilier & Rice Fund VII, L.P., whose general partner is CD&R Associates VII, Ltd., whose sole stockholder is CD&R Associates

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT, CONTINUED	HD SUPPLY, INC.

VII, L.P., whose general partner is CD&R Investment Associates VII, Ltd.; (ii) 427,208 shares of common stock held by CD&R Parallel Fund VII, L.P., whose general partner is CD&R Parallel Fund Associates VII, Ltd.; and (iii) 12,496,542 shares of common stock held by Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., whose general partner is CD&R Associates VII (Co-Investment), Ltd., whose sole stockholder is CD&R Associates VII, L.P., whose general partner is CD&R Investment Associates VII, Ltd. Each of CD&R Investment Associates VII, Ltd. and CD&R Parallel Fund Associates VII, Ltd. is managed by a three-person board of directors, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. Joseph L. Rice, Donald J. Gogel and Kevin J. Conway, as the directors of CD&R Investment Associates VII, Ltd. and CD&R Parallel Fund Associates VII., Ltd., may be deemed to share beneficial ownership of the shares shown as beneficially owned by the funds associated with Clayton, Dubilier & Rice, LLC. Such persons disclaim such beneficial ownership.

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

The address for each of Clayton Dubilier & Rice Fund VII, L.P., CD&R Parallel Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., CD&R Associates VII (Co-Investment), Ltd., CD&R Associates VII, Ltd., CD&R Associates VII, L.P., CD&R Parallel Fund Associates VII, Ltd. and CD&R Investment Associates VII, Ltd. is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands. The address for Clayton, Dubilier & Rice, LLC is 375 Park Avenue, 18th Floor, New York, NY 10152.

(4)	Includes, with respect to: (i) Joseph DeAngelo, 400,000 shares of common stock and 617,500 vested stock options (or vesting within 60 days of March 18, 2011); (ii) Ronald Domanico, 50,000 shares of common stock only; (iii) John Stegeman, 74,000 shares of common stock only; (iv) Michael Stanwood, 21,000 shares of common stock and 113,208 vested stock options (or vesting within 60 days of March 18, 2011); and (v) Joseph Izganics, 24,096 shares of common stock only. Stock options held by Messrs. Domanico, Stegeman and Izganics are not vested (or vesting within 60 days of March 18, 2011).

(5)	Messrs. Edgerley and Zide are Managing Directors of BCI, which is the administrative member of Integral. By virtue of these relationships, each of Messrs. Edgerley and Zide may be deemed to be the beneficial owner of the shares of Holding held by Integral. Each of Messrs. Edgerley and Zide disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(6)	Does not include 72,923,750 shares of common stock held by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC. Messrs. Berges and Sleeper are directors of Holding and executives of Clayton, Dubilier & Rice, LLC. They disclaim any beneficial ownership of the shares held by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC.

(7)	Does not include 72,943,750 shares of common stock held by investment funds associated with or designated by The Carlyle Group. Messrs. Holt, Bernasek and Ledford are directors of Holding and executives of The Carlyle Group. They disclaim any beneficial ownership of the shares held by investment funds associated with or designated by The Carlyle Group.

(8)	Includes (i) 8,515,000 shares of common stock held by JFI-HDS, LLC; Mr. Jacobson is the managing member of JFI-HDS Partner, LLC which is the managing member of JFI-HDS, LLC, and (ii) 103,750 shares held by JFI-HDS Affiliates, LLC; Mr. Jacobson is the managing member of JFI-HDS Partner, LLC which is the managing member of JFI-HDS Affiliates, LLC.

HD SUPPLY, INC.

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

Management and consulting agreements

In connection with the closing of the Transactions, Holding and we entered into management agreements with the Equity Sponsors (or their respective affiliates), pursuant to which the Equity Sponsors provide Holding, us and our subsidiaries with financial advisory and management consulting services. Pursuant to the management agreements, we pay the Equity Sponsors an aggregate annual fee of $5 million for such services, subject to adjustments from time to time, and we pay to the Equity Sponsors an aggregate fee equal to a specified percentage of the transaction value of certain types of transactions that Holding or we complete, in each case, plus out-of-pocket expenses and subject to approval by the Equity Sponsors, their permitted transferees or their designated affiliates who are shareholders of Holding.

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

Indemnification agreements

In connection with the Transactions, we entered into indemnification agreements with Holding and the Equity Sponsors pursuant to which, following the completion of the Transactions, Holding and we agreed to indemnify the Equity Sponsors, their respective managers, administrative members and the administrative members or general partners of any other investment vehicle that is our stockholder and is managed by such manager or its affiliates and their respective successors and assigns, and the respective directors, officers, shareholders, partners, members, employees, agents, advisors, consultants, representatives and controlling persons of each of them, or of their partners, shareholders or members in their capacity as such, against certain liabilities arising out of performance of the Transactions, the performance of the consulting agreement, securities offerings by us and certain other claims and liabilities. We and Holding also entered into a similar indemnification agreement with The Home Depot, Inc. providing for indemnification of The Home Depot, Inc., its affiliates, directors, officers, shareholders, partners, members, employees, agents, representatives and controlling persons against certain liabilities arising from securities offerings by us (including this offering).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE, CONTINUED	HD SUPPLY, INC.

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

—

a Strategic Purchase Agreement, pursuant to which the parties agree to terms relating to (i) the purchase by Home Depot U.S.A., Inc. and its affiliates of certain products from HD Supply Distribution Services, LLC (“Supplier”), a subsidiary of HD Supply, for a term to end no later than January 31, 2015, (ii) related intellectual property matters and (iii) the provision of related services;

—

a Supplier Buying Agreement, pursuant to which the parties agree to certain terms and conditions relating to (i) the purchase by Home Depot U.S.A., Inc. and its affiliates of products from Supplier pursuant to the Strategic Purchase Agreement and (ii) the provision of related in-store services and displays;

—	a Trademark License granting Supplier the royalty-free right to use a number of trademarks in connection with its activities under the Strategic Purchase Agreement; and

—

a Private Label Products License Agreement, pursuant to which a subsidiary of Home Depot grants to HD Supply a license for the use of specified trademarks on the terms set forth in such agreement and for a period that expired on the first anniversary of the Transactions.

—

a Guarantee, pursuant to which Home Depot guarantees our payment obligations for principal and interest on the Term Loan (the “THD Guarantee”) under the Senior Secured Credit Facility. The THD Guarantee also contains restrictive covenants that limit our ability to and the ability of our restricted subsidiaries to incur additional secured debt, pay dividends, and voluntarily repurchase our outstanding notes without Home Depot’s prior written consent.

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

Debt Securities of the Company

Management of the Company has been informed that, as of January 30, 2011, affiliates of certain of the Equity Sponsors beneficially owned approximately $833 million aggregate principal amount, or 33%, of the Company’s 12.0% Senior Notes due 2014 and $626 million aggregate principal amount, or 39%, of the Company’s 13.5% Senior Subordinated Notes due 2015.

Transactions with Other Related Parties

HD Supply leases several buildings and properties from certain related parties, including an HD Supply executive officer. The leases generally provide that all expenses related to the properties are to be paid by HD Supply. Rents paid under these leases totaled $1 million in fiscal 2010, $1 million in fiscal 2009 and less than $1 million in fiscal 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE, CONTINUED	HD SUPPLY, INC.

HD Supply purchased product from affiliates of the Equity Sponsors for approximately $51 million, $66 million, and $59 million in fiscal 2010, fiscal 2009, and fiscal 2008, respectively. In addition, HD Supply sold product to affiliates of the Equity Sponsors for approximately $3 million, $3 million, and $7 million in fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Management believes these transactions were conducted at prices that an unrelated third party would pay.

Additional information with respect to transactions with related persons, if any, is contained in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4, Related Parties.”

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

The fees for services provided by PricewaterhouseCoopers (all of which were pre-approved by the Audit Committee) to HD Supply in fiscal 2010 and fiscal 2009 were as follows:

Audit Fees

—

Audit Fees were $2.1 million and $2.3 million for fiscal 2010 and fiscal 2009, respectively. Included in this category are fees for the annual financial statement audit, quarterly financial statement reviews, employee benefit plans, and SEC registration statements.

Audit-Related Fees

—

Audit-Related Fees were $0.2 million and $0.7 million for fiscal 2010 and fiscal 2009, respectively. These fees, which are for assurance and related services other than those included in Audit Fees, include charges for consultations concerning financial accounting and reporting standards and assessment and testing of and making recommendations for improvements in internal control over financial reporting.

Tax Fees

—

Tax Fees were $1.4 million and $1.0 million for fiscal 2010 and fiscal 2009, respectively. These fees include charges for various Federal, state, local and international tax compliance and research projects.

All Other Fees

—	There were no Other Fees for fiscal 2010 and fiscal 2009.

HD SUPPLY, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements

The following financial statements are set forth in Item 8 hereof:

–	Report of Independent Registered Public Accounting Firm;

–	Consolidated Statements of Operations for (i) the fiscal year ended January 30, 2011, (ii) the fiscal year ended January 31, 2010, and (ii) the fiscal year ended February 1, 2009;

–	Consolidated Balance Sheets as of January 30, 2011 and January 31, 2010;

–	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for (i) the fiscal year ended January 30, 2011, (ii) the fiscal year ended January 31, 2010, and (iii) the fiscal year ended February 1, 2009;

–	Consolidated Statements of Cash Flows for (i) the fiscal year ended January 30, 2011, (ii) the fiscal year ended January 31, 2010, and (iii) the fiscal year ended February 1, 2009;

–	Notes to Consolidated Financial Statements.

(b) Exhibit Index

Exhibit Number	Exhibit Description

2.1	Purchase and Sale Agreement, dated as of June 19, 2007, by and among The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc. and Pro Acquisition Corporation *

2.2	Letter Agreement, dated August 14, 2007, by and among The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation *

2.3	Amendment No. 3 to Purchase and Sale Agreement, dated as of August 27, 2007, by and among The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation *

3.1	Certificate of Incorporation of HD Supply, Inc. *

3.2	By-Laws of HD Supply, Inc. *

4.1	Indenture, dated as of August 30, 2007, by and among HD Supply, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 12.0% Senior Cash Pay Notes due 2014 *

4.2	Merger Supplemental Indenture, dated as of August 30, 2007, by and among HD Supply, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 12.0% Senior Cash Pay Notes due 2014 *

4.3	Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of August 30, 3007, by and among HD Supply Inc., the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 12.0% Senior Cash Pay Notes due 2014 *

4.4	Third Supplemental Indenture, dated as of October 30, 2007, by and among HD Supply, Inc., the Subsidiary Guarantors parties named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 12.0% Senior Cash Pay Notes due 2014 *

4.5	Indenture, dated as of August 30, 2007, by and among HD Supply, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 13.5% Senior Subordinated Notes due 2015 *

4.6	Merger Supplemental Indenture, dated as of August 30, 2007, by and among HD Supply, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 13.5% Senior Subordinated Notes due 2015 *

4.7	Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of August 30, 3007, by and among HD Supply Inc., the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 13.5% Senior Subordinated Notes dues 2015 *

4.8	Third Supplemental Indenture, dated as of October 30, 2007, by and among HD Supply, Inc., the Subsidiary Guarantors parties named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 13.5% Senior Subordinated Notes due 2015 *

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES, CONTINUED	HD SUPPLY, INC.

Exhibit Number	Exhibit Description

4.9	Form of 12.0% Senior Cash Pay Note due 2014 of HD Supply, Inc. (included in Exhibit 4.1 hereto) *

4.10	Form of 13.5% Senior Subordinated Note due 2015 of HD Supply, Inc. (included in Exhibit 4.5 hereto) *

4.11	Exchange and Registration Rights Agreement, dated as of August 30, 2007, by and among HD Supply, Inc. (successor by merger to HDS Acquisition Subsidiary, Inc.), J.P. Morgan Securities Inc. and the other financial institutions named therein, relating to the 12.0% Senior Cash Pay Notes due 2014 *

4.12	Exchange and Registration Rights Agreement, dated as of August 30, 2007, by and among HD Supply, Inc. (successor by merger to HDS Acquisition Subsidiary, Inc.), J.P. Morgan Securities Inc. and the other financial institutions named therein, relating to the 13.5% Senior Subordinated Notes due 2015 *

10.1	Credit Agreement, dated as of August 30, 2007, by and among HDS Acquisition Subsidiary, Inc., to be merged with and into HD Supply, Inc., as borrower, the several lenders from time to time parties thereto, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, Lehman Brothers Inc. and J.P. Morgan Securities Inc., as co-syndication agents, JPMorgan Chase Bank, N.A., as issuing lender, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Lehman Brothers Inc., and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunning managers *

10.2	Amendment and Waiver No. 1 to the Credit Agreement (referred to above), dated as of October 2, 2007, by and among HD Supply, Inc., as successor by merger to HDS Acquisition Subsidiary, Inc., as borrower, Merrill Lynch Capital Corporation, as administrative agent and collateral agent for the lenders and the lenders party thereto *

10.3	Amendment No. 2 to the Credit Agreement (referred to above), dated as of November 1, 2007, by and among HD Supply, Inc., as successor by merger to HDS Acquisition Subsidiary, Inc., as borrower, Merrill Lynch Capital Corporation, as administrative agent and collateral agent for the lenders and the lenders party thereto *

10.4	Amendment No. 3 to Credit Agreement, dated as of March 19, 2010, by and among HD Supply, Inc., as borrower, Merrill Lynch Capital Corporation, as administrative agent and collateral agent for the lenders, HDS Holding Corporation and the guarantors and the lenders party thereto ‡

10.5	Consent to Amendment to Credit Agreement, dated as of March 19, 2010, by and among The Home Depot, Inc. and HD Supply, Inc. ‡

10.6	Letter Agreement, dated as of March 19, 2010, by and among The Home Depot, Inc. and HD Supply, Inc. ‡

10.7	Consent, dated as of March 19, 2010, by and among The Home Depot, Inc. and HD Supply, Inc. ‡

10.8	ABL Credit Agreement, dated as of August 30, 2007, by and among HDS Acquisition Subsidiary, Inc., as successor by merger to HD Supply, Inc., as parent borrower, the several Canadian borrowers from time to time party thereto, the several subsidiary borrowers from time to time party thereto, the several lenders from time to time party thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as administrative agent and U.S. ABL collateral agent, Lehman Brothers Inc. and J.P. Morgan Securities Inc., as co-syndication agents, JPMorgan Chase Bank, N.A., as issuing lender, Merrill Lynch Capital Canada Inc., as Canadian agent and Canadian collateral agent, Merrill Lunch Capital, a division of Merrill Lynch Business Financial Services Inc., J.P. Morgan Securities Inc., and Lehman Brothers Inc., as joint lead arrangers, and Merrill Lunch Capital, a division of Merrill Lynch Business Financial Services Inc., J.P. Morgan Securities Inc., and Lehman Brothers Inc., as joint bookrunning managers *

10.9	Amendment and Waiver No. 1 to the ABL Credit Agreement (referred to above), dated as of October 3, 2007, by and among HD Supply, Inc. (as successor by merger to HDS Acquisition Subsidiary, Inc.), as parent borrower, the other borrowers party thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as administrative agent and collateral agent for the lenders party thereto, and Merrill Lynch Capital Canada Inc., as Canadian administrative agent and Canadian collateral agent for the lenders *

10.10	Amendment No. 2 to the ABL Credit Agreement (referred to above), dated as of November 1, 2007, by and among HD Supply, Inc. (as successor by merger to HDS Acquisition Subsidiary, Inc.), as parent borrower, the other borrowers party thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as administrative agent and collateral agent for the lenders party thereto, and Merrill Lynch Capital Canada Inc., as Canadian administrative agent and Canadian collateral agent for the lenders *

10.11	ABL Joinder Agreement, dated as of August 30, 2007, by and among HD Supply, Inc., as parent borrower, and certain operating subsidiaries of the parent borrower signatory thereto, and consented to by the other loan parties as defined therein, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES, CONTINUED	HD SUPPLY, INC.

Exhibit Number	Exhibit Description
administrative agent and as collateral agent, and Merrill Lynch Capital Canada Inc., as Canadian administrative agent and as Canadian collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement *

10.12	Limited Consent and Amendment No. 3 to ABL Credit Agreement, dated as of March 19, 2010, by and among HD Supply, Inc., as parent borrower, the other borrowers party thereto, the other loan parties party thereto, the lenders party thereto, GE Business Financial Services Inc., as administrative agent, U.S. ABL collateral agent and a lender, GE Canada Finance Holding Company, as Canadian agent, Canadian collateral agent and a lender, and GE Capital Markets, Inc., JPMorgan Securities Inc., Wells Fargo Capital Finance, LLC and Bank of America Securities LLC, as joint lead arrangers and joint bookrunners ‡

10.13	Intercreditor Agreement, dated as of August 30, 2007, by and among Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as administrative agent and collateral agent for the banks and other financial institutions party to the ABL Credit Agreement, and Merrill Lynch Capital Corporation, as administrative agent and collateral agent for the lenders party to the Credit Agreement *

10.14	Amendment No. 1 to Intercreditor Agreement, dated as of November 2, 2007, by and among Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as collateral agent and administrative agent for the banks and other financial institutions party to the ABL Credit Agreement, and Merrill Lynch Capital Corporation, as collateral agent and administrative agent for the banks and other financial institutions party to the Cash Flow Credit Agreement *

10.15	Guarantee and Reimbursement Agreement, dated as of August 30, 2007, made by The Home Depot, Inc., as guarantor and HD Supply, Inc. and the other guarantors party thereto, in favor of Merrill Lynch Capital Corporation, as administrative agent under the Credit Agreement *

10.16	Guarantee and Collateral Agreement, dated as of August 30, 2007, made by HD Supply, Inc., and the subsidiary guarantors party thereto, in favor of Merrill Lynch Capital Corporation, as administrative agent and as collateral agent for the banks and other financial institutions party to the Credit Agreement *

10.17	Amendment No. 1 to the Guarantee and Collateral Agreement (referred to above), dated as of November 1, 2007, by and among HD Supply, Inc., as borrower, the subsidiary guarantors party thereto, and Merrill Lynch Capital Corporation, as collateral agent and administrative agent for the banks and other financial institutions party to the Credit Agreement *

10.18	U.S. Guarantee and Collateral Agreement, dated as of August 30, 2007, made by HD Supply, Inc., and the subsidiary guarantors party thereto, in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as collateral agent and administrative agent for the banks and other financial institutions party to the ABL Credit Agreement *

10.19	Amendment No. 1 to the U.S. Guarantee and Collateral Agreement (referred to above), dated as of November 1, 2007, by and among HD Supply, Inc., the parent borrower, the subsidiary guarantors party thereto, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as collateral agent and administrative agent for the banks and other financial institutions party to the ABL Credit Agreement *

10.20	Canadian Guarantee and Collateral Agreement, dated as of September 5, 2007, made by HD Supply Canada Inc., as borrower, Pro Canadian Holdings I, ULC, CND Holdings, Inc., and the several subsidiary guarantors signatory thereto, in favor of Merrill Lynch Capital Canada Inc., as Canadian agent and Canadian collateral agent for the banks and other financial institutions party to the ABL Credit Agreement *

10.21	Amendment No. 1 to the Canadian Guarantee and Collateral Agreement, dated as of November 1, 2007, by and among HD Supply Canada Inc., as borrower, Pro Canadian Holdings I, ULC, CND Holdings, Inc., the subsidiary guarantors signatory thereto, and Merrill Lynch Capital Canada, as Canadian collateral agent and Canadian agent for the banks and other financial institutions party to the ABL Credit Agreement *

10.22	Holding Pledge Agreement, dated as of August 30, 2007, made by HDS Holding Corporation, as pledgor, in favor of Merrill Lynch Capital Corporation, as administrative agent and as collateral agent for the banks and other financial institutions party to the Credit Agreement *

10.23	ABL Holding Pledge Agreement, dated as of August 30, 2007, made by HDS Holding Corporation, as pledgor, in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as administrative agent and as collateral agent for the banks and other financial institutions party to the ABL Credit Agreement *

10.24	Notice of Grant of Security Interest in Patents, dated as of August 30,2007, made by subsidiaries of HD Supply, Inc. named therein in favor of Merrill Lynch Capital Corporation, as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement *

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES, CONTINUED	HD SUPPLY, INC.

Exhibit Number	Exhibit Description

10.25	Grant of Security Interest in Copyrights, dated as of August 30, 2007, made by HD Supply, Inc. and the subsidiaries named therein in favor of Merrill Lynch Capital Corporation, as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement *

10.26	Notice of Grant of Security Interest in Trademarks, dated as of August 30, 2007, made by subsidiaries of HD Supply, Inc. named therein in favor of Merrill Lynch Capital Corporation, as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement *

10.27	ABL Notice of Grant of Security Interest in Patents, dated as of August 30, 2007, made by subsidiaries of HD Supply, Inc. named therein in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement *

10.28	ABL Grant of Security Interest in Copyrights, dated as of August 30, 2007, made by HD Supply, Inc. and the subsidiaries named therein in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement *

10.29	ABL Notice of Grant of Security Interest in Trademarks, dated as of August 30, 2007, made by subsidiaries of HD Supply, Inc. named therein in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement *

10.30	ABL Notice of Grant of Security Interest in Canadian Trademarks, dated as of August 30, 2007, made by HD Supply Canada Inc. in favor of Merrill Lynch Capital Canada Inc., as Canadian agent and Canadian collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement *

10.31	Pledge of Bond Agreement, dated as of August 30, 2007, by and among HD Supply Canada Inc., as grantor, and Merrill Lynch Capital Canada Inc., as Canadian agent under the ABL Credit Agreement and as mandatory for the secured parties listed therein *

10.32	Amendment No. 1 to the Pledge of Bond Agreement (referred to above), dated as of November 1, 2007, by and among HD Supply Canada Inc., as Canadian borrower, and Merrill Lynch Capital Canada Inc., as Canadian agent under the ABL Credit Agreement and mandatory *

10.33	Deed of Hypothec and Issue of Bonds, dated as of August 30, 2007, by and among HD Supply Canada Inc., as grantor and Merrill Lynch Capital Canada Inc., as attorney *

10.34	HD Supply Canada, Inc. Demand Bond and Endorsement *

10.35	HD Supply Management Incentive Plan *

10.36	Industrial PVF Bonus Plans †

10.37	HDS Investment Holding, Inc. Stock Incentive Plan

10.38	Home Depot Retention Agreement with Joseph J. DeAngelo, effective August 30, 2007 *

10.39	Letter of Continued Employment, dated as of August 10, 2007, by Pro Acquisition Corporation in favor of Joseph J. DeAngelo ‡

10.40	Letter of Employment, dated as of March 18, 2010, by and between HD Supply, Inc. and John Stegeman ‡

10.41	Amendment to Letter of Employment, dated as of September 10, 2010, by and between HD Supply, Inc. and John Stegeman (Previously filed in Form 10-Q, File No. 333-159809, filed on September 13, 2010)

10.42	Letter of Employment, dated as of April 14, 2010, by and between HD Supply, Inc. and Ronald J. Domanico (Previously filed in Form 10-Q, File No. 333-159809, filed on June 11, 2010)

10.43	Letter of Employment, dated as of March 26, 2010, by and between HD Supply, Inc. and Joseph Izganics

10.44	Letter of Employment, effective October 29, 2007, by and between HD Supply, Inc. and Mark Jamieson *

10.45	Separation Agreement & Release of Claims, dated May 10, 2010, by and between HD Supply, Inc. and Mark Jamieson (Previously filed in Amendment to Form 8-K, File No. 333-159809, filed on May 14, 2010)

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES, CONTINUED	HD SUPPLY, INC.

Exhibit Number	Exhibit Description

10.46	Tax Sharing Agreement, dated as of August 30, 2007, by and among HDS Investment Holding, Inc., HDS Acquisition Subsidiary, Inc. (which has been merged into HD Supply, Inc.), HDS Holding Corporation and HD Supply, Inc. *

10.47	Strategic Purchase Agreement, dated as of August 30, 2007, by and between Home Depot U.S.A., Inc. and HD Supply Distribution Services, LLC (certain portions of this exhibit were omitted subject to a pending request for confidential treatment) *

10.48	Consulting Agreement, dated August 30, 2007, by and among Bain Capital Partners, LLC, HDS Investment Holding, Inc. and HD Supply, Inc. *

10.49	Consulting Agreement, dated August 30, 2007, by and among TC Group V, LLC, HDS Investment Holding, Inc. and HD Supply, Inc. *

10.50	Consulting Agreement, dated August 30, 2007, by and among Clayton, Dubilier & Rice, Inc., HDS Investment Holding, Inc. and HD Supply, Inc. *

10.51	Indemnification Agreement, dated as of August 30, 2007, by and among Bain Capital Integral Investors 2006, LLC, Bain Capital Partners, LLC, HDS Investment Holding, Inc. and HD Supply, Inc. *

10.52	Indemnification Agreement, dated as of August 30, 2007, by and among Carlyle Partners V, L.P., Carlyle Partners V-A, L.P., CP V Coinvestment A, L.P., CP V Coinvestment B, L.P., TC Group V, LLC, HDS Investment Holding, Inc. and HD Supply, Inc. *

10.53	Indemnification Agreement, dated as of August 30, 2007, by and among Clayton, Dubilier & Rice Fund VII, L.P., CD&R Parallel Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., HDS Investment Holding, Inc. and HD Supply, Inc. *

10.54	Indemnification Agreement, dated as of August 30, 2007, by and among The Home Depot, Inc., HDS Investment Holding, Inc. and HD Supply, Inc. *

10.55	Assumption and Termination Agreement, dated September 17, 2007, by and among HD Supply, Inc., Clayton, Dubilier & Rice, Inc. and Mitchell Jacobson †

10.56	Form of Indemnification Agreement †

10.57	Form of Stock Option Agreement ‡

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

24.1	Powers of Attorney *

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed in Amendment No. 1 to Form S-4 (File No. 333-159809) filed on July 10, 2009.

†	Previously filed in Amendment No. 2 to Form S-4 (File No. 333-159809) filed on July 27, 2009.

‡	Previously filed in Form 10-K (File No. 333-159809) filed on April 13, 2010.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES, CONTINUED	HD SUPPLY, INC.

(c) Financial Statement Schedules

HD SUPPLY, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Accounts Receivable Allowance for Doubtful Accounts:

	Balance at Beginning of Period	Acquisition of Business or Purchase Accounting Adjustment	Charges to Expense / (Income)	Doubtful Accounts Written Off, Net	Other Adjustments	Balance at End of Period
Period ended:
February 1, 2009	$72	–	61	(36)	(3)	$94
January 31, 2010	$94	2	23	(64)	(3)	$52
January 30, 2011	$52	–	12	(28)	–	$36

Inventory Valuation Reserves:

	Balance at Beginning of Period	Acquisition of Business or Purchase Accounting Adjustment	Charges to Expense / (Income)	Inventory Written Off, Net	Other Adjustments	Balance at End of Period
Period ended:
February 1, 2009	$55	55	12	(29)	(4)	$89
January 31, 2010	$89	2	25	(31)	5	$90
January 30, 2011	$90	–	(2)	(15)	–	$73

Note – Other Adjustments in the period ended January 31, 2010 (fiscal 2009) include $4 million of adjustments for the activity taken directly to Retained Earnings as part of the elimination of the lag period for consolidating CTI’s results of operations and $1 million for the effects of currency translation.

Deferred Tax Valuation Allowances:

	Balance at Beginning of Period	Charges to Expense	Balance at End of Period
Period ended:
February 1, 2009	$–	2	$2
January 31, 2010	$2	7	$9
January 30, 2011	$9	230	$239

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply, Inc.

By:	/s/ JOSEPH J. DEANGELO
Name: Joseph J. DeAngelo
Title: Chief Executive Officer

Date: April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ JOSEPH J. DEANGELO Joseph J. DeAngelo	Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2011

/S/ RONALD J. DOMANICO Ronald J. Domanico	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 14, 2011

/S/ EVAN LEVITT Evan Levitt	Controller (Principal Accounting Officer)	April 14, 2011

/S/ JAMES G. BERGES James G. Berges	Chairman	April 14, 2011

/S / PAUL B. EDGERLEY Paul B. Edgerley	Director	April 14, 2011

/S/ ALLAN M. HOLT Allan M. Holt	Director	April 14, 2011

/S/ MITCHELL JACOBSON Mitchell Jacobson	Director	April 14, 2011

/S/ LEW KLESSEL Lew Klessel	Director	April 14, 2011

/S/ NATHAN SLEEPER Nathan Sleeper	Director	April 14, 2011

/S/ STEPHEN M. ZIDE Stephen M. Zide	Director	April 14, 2011

/S/ BRIAN BERNASEK Brian Bernasek	Director	April 14, 2011

/S/ GREGORY S. LEDFORD Gregory S. Ledford	Director	April 14, 2011