Form 10-Q
period 2011-05-01
HD SUPPLY, INC.
filed 2011-06-09
CIK 1465264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2011

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

Yes ☐ No ☒

As of June 6, 2011, there were 1,000 shares of common stock of HD Supply, Inc. outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in millions, unaudited

	Three Months Ended
	May 1, 2011	May 2, 2010

Net Sales	$1,888	$1,800
Cost of sales	1,361	1,299

Gross Profit	527	501
Operating expenses:
Selling, general and administrative	427	423
Depreciation and amortization	88	94
Restructuring	–	5

Total operating expenses	515	522

Operating Income (Loss)	12	(21)

Interest expense	158	156
Other (income) expense, net	(1)	3

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(145)	(180)
Provision (benefit) for income taxes	20	22

Income (Loss) from Continuing Operations	(165)	(202)
Income from discontinued operations, net of tax	1	–

Net Income (Loss)	$(164)	$(202)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share data, unaudited

	May 1, 2011	January 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$103	$292
Receivables, less allowance for doubtful accounts of $36 and $36	1,002	907
Inventories	1,137	1,035
Deferred tax asset	88	102
Other current assets	65	45

Total current assets	2,395	2,381

Property and equipment, net	381	390
Goodwill	3,141	3,150
Intangible assets, net	927	992
Other assets	186	176

Total assets	$7,030	$7,089

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$844	$805
Accrued compensation and benefits	92	118
Current installments of long-term debt	10	10
Other current liabilities	197	272

Total current liabilities	1,143	1,205

Long-term debt, excluding current installments	5,454	5,239
Deferred tax liabilities	95	101
Other liabilities	393	448

Total liabilities	7,085	6,993

Stockholders’ equity (deficit):
Common stock, par value $0.01; authorized 1,000 shares; issued 1,000 shares at May 1, 2011 and January 30, 2011	–	–
Paid-in capital	2,664	2,660
Accumulated deficit	(2,726)	(2,563)
Accumulated other comprehensive income (loss)	7	(1)

Total stockholders’ equity (deficit)	(55)	96

Total liabilities and stockholders’ equity (deficit)	$7,030	$7,089

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Three Months Ended
	May 1, 2011	May 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(164)	$(202)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	89	94
Provision for uncollectibles	4	4
Non-cash interest expense	70	64
Stock-based compensation expense	4	4
Deferred income taxes	12	21
Unrealized derivative gain	(1)	(2)
Loss on extinguishment of debt	–	2
Other	(3)	4
Changes in assets and liabilities:
(Increase) decrease in receivables	(99)	(126)
(Increase) decrease in inventories	(103)	(54)
(Increase) decrease in other current assets	(16)	224
Increase (decrease) in accounts payable and accrued liabilities	(56)	277
Increase (decrease) in other long-term liabilities	(6)	2

Net cash provided by (used in) operating activities	(269)	312

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18)	(11)
Proceeds from sales of property and equipment	2	1
Purchase of investments	(21)	–
Proceeds from sale of a business	8	–

Net cash provided by (used in) investing activities	(29)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(3)	(32)
Borrowings on long-term revolver debt	400	–
Repayments on long-term revolver debt	(290)	(82)
Debt modification and issuance costs	–	(34)

Net cash provided by (used in) financing activities	107	(148)

Effect of exchange rates on cash and cash equivalents	2	3

Increase (decrease) in cash and cash equivalents	$(189)	$157
Cash and cash equivalents at beginning of period	292	539

Cash and cash equivalents at end of period	$103	$696

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission that permit reduced disclosure for interim periods. The consolidated balance sheet as of January 30, 2011 was derived from audited financial statements, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In Management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of HD Supply, Inc.’s significant accounting policies and other information, you should read this report in conjunction with HD Supply, Inc.’s annual report on Form 10-K for the year ended January 30, 2011, which includes all disclosures required by U.S. GAAP.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal years ending January 29, 2012 (“fiscal 2011”) and January 30, 2011 (“fiscal 2010”) both include 52 weeks. The three months ended May 1, 2011 and May 2, 2010 both include 13 weeks.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile, workers’ compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At both May 1, 2011 and January 30, 2011, self-insurance reserves totaled approximately $101 million.

NOTE 2 – DISCONTINUED OPERATIONS

On February 28, 2011, HD Supply Canada sold substantially all of the assets of SESCO/QUESCO, an electrical products division of HD Supply Canada, to Sonepar Canada, and received proceeds of approximately $9 million, less $1 million remaining in escrow. As a result of the sale, the Company recorded a $2 million pre-tax gain, which is subject to the final working capital adjustment.

In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, the results of the SESCO/QUESCO operations are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the SESCO/QUESCO operations as one line item on the Consolidated Statement of Operations. All prior period Consolidated Statements of Operations presented have been restated to reflect this presentation. Additional detail related to the results of operations of the discontinued operations follows (amounts in millions):

	Three Months Ended
	May 1, 2011	May 2, 2010
Net sales	$3	$11
Gain on sale of discontinued operations	2	–

Income (loss) before provision (benefit) for income taxes	2	–
Provision (benefit) for income taxes	1	–

Income from discontinued operations, net of tax	$1	$–

NOTE 3 – RELATED PARTIES

On August 30, 2007, investment funds associated with Clayton, Dubilier & Rice, Inc., The Carlyle Group and Bain Capital Partners, LLC (collectively the “Equity Sponsors”) formed HDS Investment Holding, Inc. (“HDS Holding”) and entered into a stock purchase agreement with The Home Depot, Inc. (“Home Depot” or “THD”) pursuant to which Home Depot agreed to sell to HDS Holding or to a wholly owned subsidiary of HDS Holding certain intellectual property and all the outstanding common stock of HD Supply, Inc. and the Canadian subsidiary CND Holdings, Inc. (collectively “HD Supply”). On August 30, 2007, through a series of transactions, HDS Holding’s direct wholly owned subsidiary, HDS Holding Corporation, acquired direct control of HD Supply through the merger of its wholly owned subsidiary, HDS Acquisition Corp., with and into HD Supply. Through these transactions (the “Transactions”), Home Depot was paid cash of $8.2 billion and 12.5% of HDS Holding’s common stock worth $325 million for certain intellectual property and all of the outstanding common stock of HD Supply, Inc. and CND Holdings, Inc. including all dividends and interest payable associated with those shares.

Home Depot

On the date of the Transactions, Home Depot entered into a strategic purchase agreement with Crown Bolt. This agreement provides a guaranteed revenue stream to Crown Bolt through January 31, 2015 by specifying minimum annual purchase requirements from Home Depot.

HD Supply derived revenue from the sale of products to Home Depot of $56 million in the three months ended May 1, 2011 and $74 million in the three months ended May 2, 2010. The revenue was recorded at an amount that

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

generally approximates fair value. Accounts receivable from the sale of products to Home Depot were $22 million and $27 million at May 1, 2011 and January 30, 2011, respectively, and are included within Receivables in the accompanying Consolidated Balance Sheets. In addition to sales, HD Supply purchased product from Home Depot of less than $1 million in both the three months ended May 1, 2011 and the three months ended May 2, 2010. All purchases were recorded in Cost of sales when the inventory was sold.

Equity Sponsors

In conjunction with the closing of the Transactions, the Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee (“Sponsor Management Fee”) and related expenses. The Company recorded $1 million during both the three months ended May 1, 2011 and the three months ended May 2, 2010, of the Sponsor Management Fee and related expenses, which are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Management of the Company has been informed that, as of May 1, 2011, affiliates of certain of the Equity Sponsors beneficially owned approximately $833 million aggregate principal amount, or 33%, of the Company’s 12.0% Senior Notes due 2014 and $668 million aggregate principal amount, or 39%, of the Company’s 13.5% Senior Subordinated Notes due 2015.

HD Supply purchased product from affiliates of the Equity Sponsors for approximately $17 million and $12 million during the three months ended May 1, 2011 and the three months ended May 2, 2010, respectively. In addition, HD Supply sold product to affiliates of the Equity Sponsors for $1 million in both the three months ended May 1, 2011 and the three months ended May 2, 2010. Management believes these transactions were conducted at prices that an unrelated third party would pay.

NOTE 4 - DEBT

Long-term debt consisted of the following outstanding principal amounts presented with respective interest rates as of May 1, 2011 and January 30, 2011 (dollars in millions):

	May 1, 2011		January 30, 2011
	Outstanding Principal	Interest Rate %	Outstanding Principal	Interest Rate %

Term Loan due August 30, 2012	$73	1.56	$74	1.56
Term Loan due April 1, 2014	862	3.06	864	3.06
Revolving Credit Facility due August 30, 2013	–	–	–	–
ABL Revolving Credit Facility due August 30, 2012	16	1.73	–	–
ABL Revolving Credit Facility due April 1, 2014	94	3.48	–	–
ABL Term Loan due April 1, 2014	214	3.49	214	3.53
12.0% Senior Notes due September 1, 2014	2,500	12.00	2,500	12.00
13.5% Senior Subordinated Notes due September 1, 2015	1,705	13.50	1,597	13.50

Total long-term debt	5,464		5,249
Less current installments	(10)		(10)

Long-term debt, excluding current installments	$5,454		$5,239

Senior Secured Credit Facility

The Company maintains a senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a $935 million term loan (the “Term Loan”) and a $200 million revolving credit facility (the “Revolving Credit Facility”). As of May 1, 2011 and January 30, 2011, there were no outstanding Letters of Credit under the Revolving Credit Facility.

Asset Based Lending Credit Agreement

The Company maintains a $2.1 billion asset based lending credit agreement (the “ABL Credit Facility”) subject to borrowing base limitations. As of May 1, 2011, the Company had additional availability under the ABL Credit Facility of $791 million, after giving effect to the borrowing base limitations and letters of credit issued and including $34 million of borrowings available on qualifying cash balances. As of May 1, 2011, there were approximately $10 million and $61 million, respectively, of Letters of Credit outstanding under the ABL Credit Facility due August 30, 2012 and April 1, 2014, respectively. As of January 30, 2011, there were approximately $11

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million and $60 million, respectively, of Letters of Credit outstanding under the ABL Credit Facility due August 30, 2012 and April 1, 2014, respectively.

Lehman Brothers and Woodlands Commercial Bank

Lehman Brothers Special Financing Inc. and Lehman Commercial Paper, Inc. (together “Lehman Brothers”) is committed to fund up to $95 million of the non-extended portion of the Company’s $2.1 billion ABL Credit Facility, maturing August 30, 2012, and Woodlands Commercial Bank (“Woodlands,” f/k/a Lehman Commercial Bank, an affiliate of Lehman Brothers) is committed to fund $100 million of the Company’s $300 million original availability under the Revolving Credit Facility.

On September 15, 2008, Lehman Brothers filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (“Lehman’s bankruptcy”). Subsequent to Lehman’s bankruptcy, the Company drew down on the ABL Credit Facility and Lehman Brothers failed to fund their portion of the ABL Credit Facility commitment. As of May 1, 2011, outstanding borrowings under the ABL Credit Facility from Lehman Brothers were $4 million. The Administrative Agent of the ABL Credit Facility holds approximately $24 million in escrow funds, which are available to honor Lehman Brothers’ pro rata portion of any ABL Credit Facility draw. The combined available unfunded commitment from Lehman Brothers as of May 1, 2011 (without taking into consideration the ABL Credit Facility borrowing base limitations) was approximately $67 million.

On April 21, 2011, the Company drew down the entire $300 million Revolving Credit Facility and Woodlands failed to fund their $100 million Revolving Credit Facility commitment. The following day, the Company repaid the entire Revolving Credit Facility balance. As a result of Woodlands’ default, the Company no longer pays the 0.5% unused commitment fee on Woodlands’ $100 million Revolving Credit Facility commitment and the Revolving Credit Facility is effectively reduced to $200 million.

12.0% Senior Notes and 13.5% Senior Subordinated Notes

On August 30, 2007, the Company issued $2.5 billion of Senior Notes bearing interest at a rate of 12.0% (the “12.0% Senior Notes”). Interest payments are due each March and September 1st through maturity.

On August 30, 2007, the Company issued $1.3 billion of Senior Subordinated PIK Notes bearing interest at a rate of 13.5% (the “13.5% Senior Subordinated Notes”). Interest payments are due each March and September 1st through maturity except that the first eight payment periods through September 2011 shall be payments in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than be paid in cash. As of May 1, 2011, the outstanding principal balance of the 13.5% Senior Subordinated Notes was $1.7 billion.

Debt covenants

The Company’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. The Company is in compliance with all such covenants.

NOTE 5 – DERIVATIVE INSTRUMENTS

The Company maintained interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. At execution, the swaps were designated as hedging the exposure to variable cash flows of a forecasted transaction, whereby the Company pays fixed interest and receives variable interest, effectively converting $400 million of floating-rate debt to fixed rate debt. The swaps outstanding as of January 30, 2011, having a combined $200 million notional value, matured on January 31, 2011, the first day of fiscal 2011. As of January 30, 2011, the fair value of the swaps was a liability of $1 million and was included in Other current liabilities in the Consolidated Balance Sheet.

A subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”) is the original counterparty to these interest rate swap agreements. The expected and ultimate filing of bankruptcy by Lehman caused HD Supply to conclude on September 12, 2008 (the “date of de-designation”) that the ability of the counterparty to meet its obligations under the swap agreements was remote. Therefore, on September 12, 2008, HD Supply removed the designation of the swaps as cash flow hedges, discontinued hedge accounting and considered these swaps economic hedges until

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

their expiration. On June 16, 2009, Lehman assigned the counterparty position on the two interest rate swaps that matured on January 31, 2011 to Wells Fargo Foothill, LLC.

On the date of de-designation, the aggregate fair value of the swaps was a liability of $6 million. In accordance with the derivatives and hedging principles of U.S. GAAP (ASC 815, Derivatives and Hedging), the net loss was retained in Accumulated other comprehensive income (loss) (“OCI”) and was reclassified into earnings in the same periods in which the original hedged forecasted transactions affected earnings. As of January 30, 2011, all of the unrealized losses have been reclassified from OCI into Interest expense. Changes in the fair value of the swaps following the date of de-designation were recognized in earnings.

The following table summarizes the location and amounts of the gains or losses related to derivatives included in HD Supply’s Statements of Operations for the three months ended May 1, 2011 and May 2, 2010 (amounts in millions):

		Three Months Ended
	Location of gain (loss) in statement of operations	May 1, 2011	May 2, 2010
Changes in fair value	Other income (expense), net	$1	$2
Settlements	Interest (expense)	–	(2)

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

Level 3	–	Unobservable inputs in which little or no market activity exists.

The Company’s financial liabilities measured at fair value on a recurring basis as of January 30, 2011 were as follows (amounts in millions):

January 30, 2011:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest Rate Swap Contracts	$–	$(1)	$–	$(1)

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of May 1, 2011 and January 30, 2011 (amounts in millions):

	As of May 1, 2011		As of January 30, 2011
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Term Loan due August 30, 2012	$73	$73	$74	$74
Term Loan due April 1, 2014	862	862	864	871
Revolving Credit Facility due August 30, 2013	–	–	–	–
ABL Revolving Credit Facility due August 30, 2012	16	16	–	–
ABL Revolving Credit Facility due April 1, 2014	94	92	–	–
ABL Term Loan due April 1, 2014	214	211	214	207
12.0% Senior Notes due September 1, 2014	2,500	2,350	2,500	2,338
13.5% Senior Subordinated Notes due September 1, 2015	1,705	1,296	1,597	1,198

Total	$5,464	$4,900	$5,249	$4,688

(1) These amounts do not include accrued interest; accrued interest is classified as Other current liabilities in the accompanying Consolidated Balance Sheets.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt.

The Term Loan is guaranteed by Home Depot. Based on a review of the fair value of debt issued by companies with similar credit ratings as Home Depot, management estimates that as of May 1, 2011, the fair value of the Term Loan due August 30, 2012 was approximately 99-101% of the principal value, or $73 million, and the Term Loan due April 1, 2014 is approximately 99-101% of principal, or $862 million. Management estimated that as of January 30, 2011, the fair value of the Term Loan due August 30, 2012 was approximately 99-101% of the principal value, or $74 million, and the Term Loan due April 1, 2014 was approximately 100-102% of principal, or $871 million.

The Company’s fair value estimates for the ABL Credit Facility, 12.0% Senior Notes, and 13.5% Senior Subordinated Notes were based on recent similar credit facilities initiated by companies with like credit quality in similar industries, quoted prices for similar instruments, and inquiries with certain investment communities. Based on this data, management estimates that as of May 1, 2011, the fair value of the ABL Revolving Credit Facility due August 30, 2012 was approximately 95-100% of the principal value, or $16 million, the fair value of the ABL Revolving Credit Facility due April 1, 2014 was approximately 95-100% of the principal value, or $92 million, the fair value of the ABL Term Loan due April 1, 2014 was approximately 97-100% of the principal value, or $211 million, the fair value of the 12.0% Senior Notes was approximately 88-100% of the principal value, or $2,350 million, and the fair value of the 13.5% Senior Subordinated Notes was approximately 67-85% of principal value, or $1,296 million. Management estimated that as of January 30, 2011, the fair value of the ABL Term Loan due April 1, 2014 was approximately 94-100% of the principal value, or $207 million, the fair value of the 12.0% Senior Notes was approximately 87-100% of the principal value, or $2,338 million, and the fair value of the 13.5% Senior Subordinated Notes was approximately 65-85% of principal value, or $1,198 million.

NOTE 7 – INCOME TAXES

As of May 1, 2011, the Company’s combined federal, state and foreign effective tax rate for continuing operations for the fiscal year ending January 29, 2012 is a 14.0% provision, reflecting the impact of increasing the U.S. valuation allowance, additional unrecognized tax benefits and the accrual of income taxes for foreign and certain state jurisdictions. The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other charges, as well as discrete events, such as settlements of audits. The Company is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes.

With regard to the increase in the valuation allowance and the impact the valuation allowance had on income tax expense, the valuation allowance was directly impacted by the increasing of the deferred tax liability for U.S. goodwill amortization for tax purposes. The deferred tax liability related to the Company’s U.S. tax deductible goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences. Without the deferred tax liability related to the Company’s goodwill, the Company does not believe it is more likely than not it will realize its U.S. deferred tax assets equal to deferred liability created by tax deductible goodwill and therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance. The impact of the amortization of the indefinite lived intangibles increased income tax expense by $13 million for the first quarter of fiscal 2011.

The Company’s unrecognized tax benefits as of January 30, 2011 in accordance with the income taxes principles of U.S. GAAP (ASC 740, Income Taxes) were $192 million. During the three months ended May 1, 2011, the balance for unrecognized tax benefits increased $2 million as a result of gross increases for tax positions in a prior period. The Company’s ending balance as of May 1, 2011 for unrecognized tax benefits was $194 million. The Company’s ending net accrual for interest related to unrecognized tax benefits at May 1, 2011 and January 30, 2011 was $16 million and $14 million, respectively.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During fiscal year 2010, the Company determined that it did not meet the “more likely than not” standard that substantially all of its net U.S. deferred tax assets would be realized and therefore, the Company established a valuation allowance for its net U.S. deferred tax assets. With regard to the U.S., the Company continues to believe that a full valuation allowance is needed against its net deferred tax assets in the U.S. As of May 1, 2011, the Company’s U.S. valuation allowance was $305 million and the Company expects to continue to add to its gross deferred tax assets for anticipated net operating losses.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 1,000 shares of common stock, par value $0.01 per share. As of May 1, 2011 and January 30, 2011, 1,000 shares were issued and outstanding.

Accumulated Other Comprehensive Income (Loss)

As of May 1, 2011 and January 30, 2011 accumulated other comprehensive income (loss) is comprised of $7 million and $(1) million, respectively, of cumulative foreign currency translation adjustment, net.

Total Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of the following components (amounts in millions):

	Three Months Ended
	May 1, 2011	May 2, 2010
Net income (loss)	$(164)	$(202)
Other comprehensive income (loss):
Foreign currency translation adjustment	8	8

Total comprehensive income (loss)	$(156)	$(194)

NOTE 9 – SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of May 1, 2011 and January 30, 2011 consisted of the following (amounts in millions):

	May 1, 2011	January 30, 2011
Trade receivables, net of allowance for doubtful accounts	$936	$837
Vendor rebate receivables	53	60
Other receivables	13	10

Total receivables, net	$1,002	$907

Other Current Liabilities

Other current liabilities as of May 1, 2011 and January 30, 2011 consisted of the following (amounts in millions):

	May 1, 2011	January 30, 2011
Accrued interest	$56	$131
Accrued non-income taxes	37	28
Branch closure & consolidation reserves	17	18
Other	87	95

Total other current liabilities	$197	$272

Significant Non-Cash Transactions

Interest payments on the 13.5% Senior Subordinated Notes are due each March and September 1st through maturity except that the first eight payment periods through September 2011 shall be paid in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than be paid in cash. The Company made

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PIK interest payments during the three months ended May 1, 2011 and May 2, 2010 of $108 million and $95 million, respectively, increasing the outstanding balance of the 13.5% Senior Subordinated Notes.

Supplemental Cash Flow Information

Cash paid for interest in the three months ended May 1, 2011 and May 2, 2010 was $163 million and $164 million, respectively. During the first quarter of fiscal 2010, as a result of recent tax legislation regarding net operating loss carry-back periods, the Company filed for and received a cash refund of $220 million from the Internal Revenue Service for income tax previously paid. Cash paid or received for income taxes, net of refunds, in the three months ended May 1, 2011 and May 2, 2010 was an approximate $1 million net refund and $218 million net refund, respectively.

NOTE 10 – BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

Fiscal 2009 Plan

In the third quarter of fiscal 2009, the Company initiated a plan to restructure its businesses which included evaluating opportunities to consolidate branches, further reduce costs, more efficiently employ working capital and streamline activities. Under this plan, which was completed in fiscal 2010, management closed or consolidated approximately 25 branches and reduced workforce personnel by approximately 500 employees. The Company does not expect to incur any additional charges related to this plan.

The following table presents the activity for the liability balance, included in Other current liabilities and Other liabilities in the Consolidated Balance Sheets, related to closure and consolidation activities under the Fiscal 2009 Plan (amounts in millions):

	Occupancy Costs	Other	Total

Balance – January 30, 2011	$7	$2	$9
Cash payments	(1)	–	(1)

Balance – May 1, 2011	$6	$2	$8

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

The following table presents the activity for the liability balance, included in Other current liabilities and Other liabilities, related to closure and consolidation activities under the Transactions and Acquisition Integration plans (amounts in millions):

	Occupancy Costs	Other	Total

Balance – January 30, 2011	$41	$3	$44
Cash payments	(3)	–	(3)

Balance – May 1, 2011	$38	$3	$41

The Company regularly reviews the assumptions used to estimate the net present value of the on-going lease liabilities and other occupancy costs, net of expected sublease income.

As of May 1, 2011, approximately $17 million of the liability balances for the Fiscal 2009 Plan and the Transactions & Acquisition Integration Plan is classified as a current liability on the Company’s Consolidated Balance Sheet.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Payments for occupancy costs, which represent the net present value of future lease obligations, including rent, taxes, utilities, etc., less estimated sublease income of the closed branches, and for other costs, which relate primarily to equipment and vehicle leases, are expected to be substantially complete over the next six years, with certain property lease obligations extending out as far as fourteen years. The Company continues to actively pursue buyout options or subleasing opportunities for the leased properties. The expected timing of cash payments related to the branch closure and consolidation activities could change or adjustments to the reserve may become necessary depending on the success and timing of entering into these types of agreements.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

HD Supply is involved in litigation from time to time in the ordinary course of business. In Management’s opinion, none of the proceedings are material in relation to the consolidated operations, cash flows, or financial position of HD Supply and the Company has adequate reserves to cover its estimated probable loss exposure.

As of May 1, 2011, the Company maintains a $21 million demand deposit account with a financial institution that collateralizes a $20 million letter of credit issued to guarantee the financial performance of the Company for the benefit of one of the Company’s business partners. The demand deposit account is reflected within Other assets in the accompanying Consolidated Balance Sheet.

NOTE 12 – SEGMENT INFORMATION

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the reportable segments, the Company’s consolidated financial results include an Other, Corporate, & Eliminations category. Other primarily consists of Electrical, offering electrical products such as wire and cable, switch gear supplies, lighting conduit to residential and commercial contractors; Repair & Remodel, offering light remodeling and construction supplies primarily to small remodeling contractors and tradesmen; Crown Bolt, a retail distribution operator, providing program and packaging solutions, sourcing, distribution, and in-store service, primarily serving Home Depot; and HD Supply Canada, comprised of HD Supply’s Canadian operations (other than the Canadian utilities operations, which are included in the Utilities segment, and Commercial Direct, which is included in the Facilities Maintenance segment). Corporate has enterprise management responsibility and centralized support functions for some of the segments, information technology, human resources, sourcing and support services. Eliminations remove intersegment transactions.

HD Supply evaluates performance of each segment based on operating income before restructuring charges and goodwill impairments. The following table presents Net sales and operating income before charges by segment for the periods indicated (amounts in millions):

	Three Months Ended
	May 1, 2011		May 2, 2010
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Waterworks	$387	$(3)	$409	$(5)
Facilities Maintenance	437	46	400	40
White Cap	216	(11)	205	(18)
Utilities	269	5	236	6
IPVF	170	11	146	7
Plumbing	111	(7)	104	(7)
CTI	41	(8)	55	(9)
Other, Corporate, & Eliminations	257	(21)	245	(30)

Total operations before charges	$1,888	$12	$1,800	$(16)

Restructuring charge		–		5

Total operating income (loss)		12		(21)
Interest expense		158		156
Other (income) expense, net		(1)		3

Income (loss) from continuing operations before provision for income taxes		$(145)		$(180)

NOTE 13 — SUBSIDIARY GUARANTORS

The Company has issued 12.0% Senior Notes and 13.5% Senior Subordinated Notes (collectively the “Notes”) guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly-owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several. The subsidiaries of the Company that do not guarantee the Notes (“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of the Company and are made up of the Company’s operations in Canada and a non-operating subsidiary in the United States that holds an investment of $349 million in principal, $214 million net of the discount at May 1, 2011, of the Company’s 13.5% Senior Subordinated Notes, which is eliminated in consolidation.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS

	Three Months Ended May 1, 2011
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$1,784	$104	$–	$1,888
Cost of sales	–	1,284	77	–	1,361

Gross Profit	–	500	27	–	527
Operating expenses:
Selling, general and administrative	18	386	23	–	427
Depreciation and amortization	3	84	1	–	88

Total operating expenses	21	470	24	–	515

Operating Income (Loss)	(21)	30	3	–	12

Interest expense	178	85	–	(105)	158
Interest (income)	(84)	(1)	(20)	105	–
Other (income) expense, net	(1)	–	–	–	(1)
Net loss of equity affiliates	47	–	–	(47)	–

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(161)	(54)	23	47	(145)
Provision (benefit) for income taxes	3	8	9	–	20

Income (Loss) from Continuing Operations	(164)	(62)	14	47	(165)
Income from discontinued operations, net of tax	–	–	1	–	1

Net Income (Loss)	$(164)	$(62)	$15	$47	$(164)

	Three Months Ended May 2, 2010
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$1,711	$89	$–	$1,800
Cost of sales	–	1,234	65	–	1,299

Gross Profit	–	477	24	–	501
Operating expenses:
Selling, general and administrative	27	377	19	–	423
Depreciation and amortization	5	88	1	–	94
Restructuring	–	5	–	–	5

Total operating expenses	32	470	20	–	522

Operating Income (Loss)	(32)	7	4	–	(21)

Interest expense	176	85	–	(105)	156
Interest (income)	(86)	(1)	(18)	105	–
Other (income) expense, net	3	–	–	–	3
Net loss of equity affiliates	73	–	–	(73)	–

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(198)	(77)	22	73	(180)
Provision (benefit) for income taxes	4	9	9	–	22

Income (Loss) from Continuing Operations	(202)	(86)	13	73	(202)
Income from discontinued operations, net of tax	–	–	–	–	–

Net Income (Loss)	$(202)	$(86)	$13	$73	$(202)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	May 1, 2011

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$57	$11	$35	$–	$103
Receivables, net	1	927	74	–	1,002
Inventories	–	1,055	82	–	1,137
Deferred tax asset	42	43	3	–	88
Intercompany receivable	–	2	–	(2)	–
Other current assets	11	50	4	–	65

Total current assets	111	2,088	198	(2)	2,395

Property and equipment, net	61	314	6	–	381
Goodwill	–	3,132	9	–	3,141
Intangible assets, net	–	923	4	–	927
Deferred tax asset	133	–	5	(138)	–
Investment in subsidiaries	2,778	–	–	(2,778)	–
Intercompany notes receivable	3,054	216	–	(3,270)	–
Other assets	180	4	224	(222)	186

Total assets	$6,317	$6,677	$446	$(6,410)	$7,030

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18	$780	$46	$–	$844
Accrued compensation and benefits	27	61	4	–	92
Current installments of long-term debt	10	–	–	–	10
Intercompany payables	–	–	2	(2)	–
Other current liabilities	80	107	10	–	197

Total current liabilities	135	948	62	(2)	1,143

Long-term debt, excluding current installments	5,668	–	–	(214)	5,454
Deferred tax liabilities	–	233	–	(138)	95
Intercompany notes payable	216	3,054	–	(3,270)	–
Other liabilities	353	41	7	(8)	393

Total liabilities	6,372	4,276	69	(3,632)	7,085

Stockholders’ equity (deficit)	(55)	2,401	377	(2,778)	(55)

Total liabilities and stockholders’ equity (deficit)	$6,317	$6,677	$446	$(6,410)	$7,030

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

	January 30, 2011

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Three Months Ended May 1, 2011

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net cash flows from operating activities	$(185)	$(74)	$(10)	$–	$(269)

Cash flows from investing activities
Capital expenditures	(5)	(13)	–	–	(18)
Proceeds from sales of property and equipment	–	2	–	–	2
Proceeds from sale of a business	–	–	8	–	8
Purchase of investments	(21)	–	–	–	(21)
Proceeds from (payments of) intercompany notes	–	88	–	(88)	–

Net cash flows from investing activities	(26)	77	8	(88)	(29)

Cash flows from financing activities
Borrowings (repayments) of intercompany notes	(88)	–	–	88	–
Repayments of long-term debt	(3)	–	–	–	(3)
Borrowings on long-term revolver	400	–	–	–	400
Repayments of long-term revolver	(290)	–	–	–	(290)

Net cash flows from financing activities	19	–	–	88	107

Effect of exchange rates on cash	–	–	2	–	2

Net increase (decrease) in cash & cash equivalents	$(192)	$3	$–	$–	$(189)
Cash and cash equivalents at beginning of period	249	8	35	–	292

Cash and cash equivalents at end of period	$57	$11	$35	$–	$103

	Three Months Ended May 2, 2010

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net cash flows from operating activities	$341	$(29)	$–	$–	$312

Cash flows from investing activities
Capital expenditures	(1)	(9)	(1)	–	(11)
Proceeds from sales of property and equipment	–	1	–	–	1
Proceeds from (payments of) intercompany notes	–	36	–	(36)	–

Net cash flows from investing activities	(1)	28	(1)	(36)	(10)

Cash flows from financing activities
Borrowings (repayments) of intercompany notes	(36)	–	–	36	–
Repayments of long-term debt	(32)	–	–	–	(32)
Repayments of long-term revolver	(82)	–	–	–	(82)
Debt modification costs	(34)	–	–	–	(34)

Net cash flows from financing activities	(184)	–	–	36	(148)

Effect of exchange rates on cash	–	–	3	–	3

Net increase (decrease) in cash & cash equivalents	$156	$(1)	$2	$–	$157
Cash and cash equivalents at beginning of period	479	8	52	–	539

Cash and cash equivalents at end of period	$635	$7	$54	$–	$696

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

Multiple-deliverable revenue arrangements – In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). This ASU addresses how to separate deliverables under multiple-deliverable arrangements and how to measure and allocate arrangement consideration to one or more units of accounting. In addition, ASU 2009-13 expands the disclosures related to a

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

company’s multiple-deliverable revenue arrangements. The Company adopted the provisions of ASU 2009-13 on January 31, 2011. The adoption did not have an impact on the consolidated financial statements or results of operations.

Fair value measurement – In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU are intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”s). The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on the Company’s financial position or results of operations.

NOTE 15 – SUBSEQUENT EVENT

On May 2, 2011, the Company closed on a transaction to acquire substantially all of the assets of Rexford Albany Municipal Supply Company, Inc. (“RAMSCO”) for approximately $21 million, which is subject to the final working capital adjustment. RAMSCO specializes in distributing quality water, sanitary and storm sewer materials primarily to municipalities and contractors through four locations in upstate New York. These locations will be operated as part of the HD Supply Waterworks business. In accordance with the purchase method of accounting under ASC 805, Business Combinations, the results of the acquisition will be reflected in the Company’s financial statements from the date of acquisition forward.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements and information

This quarterly report includes forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects, growth strategies and the industries in which we operate.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our consolidated results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those factors discussed in “Risk factors” in our annual report on Form 10-K for the year ended January 30, 2011 and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”). The section entitled “Risk factors” in our annual report on Form 10-K is incorporated herein by reference. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	Inherent risks of the residential, non-residential and public infrastructure construction and facility maintenance and repair markets;

•	Our ability to achieve profitability;

•	Our ability to service our debt and to refinance all or a portion of our indebtedness;

•	Our substantial indebtedness and our ability to incur additional indebtedness;

•	Limitations and restrictions in the agreements governing our indebtedness;

•	Our ability to obtain additional financing on acceptable terms;

•	Increases in interest rates;

•	Rating agency actions with respect to our indebtedness;

•	The interests of the Equity Sponsors;

•	The competitive environment in which we operate and demand for our products and services in highly competitive and fragmented industries;

•	Goodwill and other impairment charges;

•	Our obligations under long-term, non-cancelable leases;

•	Consolidation among our competitors;

•	The loss of any of our significant customers;

•	Failure to collect monies owed from customers, including on credit sales;

•	Competitive pricing pressure from our customers;

•	Our ability to identify and acquire suitable acquisition candidates on favorable terms;

•	Variability in our revenues and earnings;

•	Cyclicality and seasonality of the residential, non-residential and infrastructure construction and facility maintenance and repair markets;

•	Fluctuations in commodity and energy prices;

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

•	Our ability to identify and develop relationships with a sufficient number of qualified suppliers and to maintain our supply chains;

•	Our ability to manage fixed costs;

•	Changes in our product mix;

•	The impairment of financial institutions;

•	The development of alternatives to distributors in the supply chain;

•	Our ability to manage our working capital through product purchasing and customer credit policies;

•	Inclement weather, anti-terrorism measures and other disruptions to the transportation network;

•	Interruptions in the proper functioning of information technology (“IT”) systems;

•	Our ability to implement our technology initiatives;

•	Changes in U.S. federal, state or local regulations;

•	Exposure to construction defect and product liability claims and other legal proceedings;

•	Potential material liabilities under our self-insured programs;

•	Changes in U.S. health care legislation;

•	Our ability to attract, train and retain highly qualified associates and key personnel;

•	Fluctuations in foreign currency exchange rates;

•	Inability to protect our intellectual property rights;

•	Changes in U.S. and foreign tax law;

•	Limitations on our income tax net operating loss carry forwards in the event of an ownership change;

•	Our ability to identify and integrate new products;

•	Significant costs related to compliance with environmental, health and safety regulations, including new climate change legislation; and

•	Our ability to achieve and maintain effective disclosure controls and internal control over our financial reporting.

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

Overview

HD Supply, Inc. (the “Company,” “we,” or “HD Supply”) is one of the largest wholesale distributors, based on sales, serving the highly fragmented U.S. and Canadian Infrastructure & Energy, Maintenance, Repair & Improvement, and Specialty Construction market sectors. Through approximately 770 locations across the United States and Canada, we operate a diverse portfolio of distribution businesses that provide over 1 million SKUs to over 450,000 professional customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses.

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

•

Plumbing – Distributes plumbing fixtures, faucets and finishes, heating, ventilating and air conditioning (“HVAC”) equipment, pipes, valves, fittings and water heaters, as well as related services, to residential and commercial contractors. On April 5, 2011, we notified our employees that we are currently exploring strategic alternatives with respect to our Plumbing business.

•

Creative Touch Interiors (“CTI”) – Offers turnkey flooring installation services and countertop, cabinet and window covering installation services for the interior finish of residential and non-residential construction projects.

Discontinued operations

On February 28, 2011, HD Supply Canada sold substantially all of the assets of SESCO/QUESCO, an electrical products division of HD Supply Canada, to Sonepar Canada, for approximately $9 million. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) (Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations), the results of the SESCO/QUESCO operations are classified as discontinued operations. The presentation of discontinued operations includes revenues and

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

expenses of the SESCO/QUESCO operations as one line item on the Consolidated Statement of Operations. All prior period Consolidated Statements of Operations presented have been restated to reflect this presentation. See “Note 2, Discontinued Operations,” in the Notes to the Consolidated Financial Statements within Part I of this Form 10-Q for additional detail related to the discontinued operations.

Key business metrics

Net sales

We earn our revenues primarily from the sale of over one million construction, infrastructure, maintenance and renovation and improvement related products and our provision of related services to over 450,000 professional customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses. We recognize our revenue, net of sales tax and allowances for returns and discounts, when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable and collectability is reasonably assured. Net sales in certain of our market sectors, particularly Infrastructure & Energy, fluctuate with the costs of required commodities.

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

Relationship with Home Depot

Historical relationship

On August 30, 2007, investment funds associated with Bain Capital Partners, LLC, The Carlyle Group and Clayton, Dubilier & Rice, Inc. formed HDS Investment Holding, Inc. (“Holding”) and entered into a stock purchase agreement with The Home Depot, Inc. (“Home Depot” or “THD”) pursuant to which Home Depot agreed to sell to Holding or to a wholly owned subsidiary of Holding certain intellectual property and all the outstanding common stock of HD Supply, Inc. and the Canadian subsidiary CND Holdings, Inc. On August 30, 2007, through a series of transactions, Holding’s direct wholly-owned subsidiary, HDS Holding Corporation, acquired direct control of HD Supply through the merger of its wholly owned subsidiary, HDS Acquisition Corp., with and into HD Supply. Through these transactions (the “Transactions”), Home Depot was paid cash of $8.2

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

billion and 12.5% of HDS Holding’s common stock worth $325 million for certain intellectual property and all of the outstanding common stock of HD Supply and CND Holdings, including all dividends and interest payable associated with those shares.

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

Basis of presentation

The three months ended May 1, 2011 (“first quarter 2011”) and May 2, 2010 (“first quarter 2010”) both include thirteen weeks.

Consolidated results of operations

				% of Net Sales

	Three Months Ended		Percentage Increase (Decrease)	Three Months Ended		Basis Point Increase (Decrease)

	May 1, 2011	May 2, 2010		May 1, 2011	May 2, 2010

Net Sales	$1,888	$1,800	4.9	100.0%	100.0%
Gross Profit	527	501	5.2	27.9	27.8	10
Operating expenses:
Selling, general and administrative	427	423	0.9	22.6	23.5	(90)
Depreciation and amortization	88	94	(6.4)	4.7	5.2	(50)
Restructuring	–	5	(100.0)	–	0.3	(30)

Total operating expenses	515	522	(1.3)	27.3	29.0	(170)

Operating Income (Loss)	12	(21)	*	0.6	(1.2)	180
Interest expense	158	156	1.3	8.4	8.7	(30)
Other (income) expense, net	(1)	3	*	(0.1)	0.1	(20)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(145)	(180)	(19.4)	(7.7)	(10.0)	(230)
Provision (benefit) for income taxes	20	22	(9.1)	1.1	1.2	(10)

Income (Loss) from Continuing Operations	(165)	(202)	(18.3)	(8.8)	(11.2)	(240)
Income from discontinued operations, net of tax	1	–	*	0.1	–	10

Net Income (Loss)	$(164)	$(202)	(18.8)	(8.7)	(11.2)	(250)

Other financial data:
EBITDA	$102	$70	45.7	5.4	3.9	150
Adjusted EBITDA	$107	$85	25.9	5.7	4.7	100

* Not meaningful

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Highlights

Net sales in first quarter 2011 increased $88 million, or 4.9%, compared to first quarter 2010, led by increased volume in the Infrastructure & Energy and Maintenance, Repair & Improvement market sectors. For the first time since 2006, the residential construction market, measured by single family housing starts, experienced positive growth in 2010, of 7%. Single-family housing starts are expected to grow between 6% and 12% in 2011, primarily in the second half of the year, and are projected to increase by a 20% to 30% compound annual rate from 2011 to 2014. Non-residential construction suffered a further 14% decline in 2010, but is expected to begin a modest recovery later in 2011 with a projected approximate 1% growth over 2010. A compound annual growth rate of between 6% and 15% is forecasted from 2011 to 2014.

During first quarter 2011, our continued focus on margin expansion efforts and cost control resulted in an improvement in our Operating income of $33 million as compared to first quarter 2010. In addition, we continue to maintain strong liquidity, with $1.1 billion available as of May 1, 2011.

Net sales

Net sales in first quarter 2011 increased $88 million, or 4.9%, compared to first quarter 2010.

The increase in Net sales in first quarter 2011 was driven by our Infrastructure & Energy and Maintenance, Repair & Improvement market sectors. The Specialty Construction market sector also had an increase in first quarter 2011 as compared to first quarter 2010. Net sales were positively impacted by market volumes, efforts to gain market share, and sales initiatives.

Gross profit

Gross profit increased $26 million, or 5.2%, during first quarter 2011 as compared to first quarter 2010.

An increase in gross profit in first quarter 2011 was experienced across all of our market sectors. The improvements in gross profit were primarily driven by increased market volumes, market share, and sales initiatives.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 10 basis points to 27.9% in first quarter 2011 from 27.8% in first quarter 2010. The increases were driven by improved product sourcing, product mix, and the impact of fluctuating commodity prices.

Operating expenses

Operating expenses decreased $7 million, or 1.3%, during first quarter 2011 as compared to first quarter 2010.

Selling, general and administrative expenses increased $4 million, or 0.9%, in first quarter 2011 as compared to first quarter 2010. The increase is primarily as a result of increases in variable expenses due to sales volume increases and an increase in employee benefits related to the restoration of the Company’s match on the 401(k) defined contribution plan. Depreciation and amortization expense decreased $6 million, or 6.4%, in first quarter 2011 as compared to first quarter 2010, primarily due to disciplined capital expenditures. First quarter 2010 also included $5 million of restructuring charges under the fiscal 2009 restructuring plan.

Operating expenses as a percentage of Net sales decreased approximately 170 basis points in first quarter 2011 as compared to first quarter 2010. This improvement reflects the reduction in restructuring charges and Depreciation and amortization expense in first quarter 2011 as compared to first quarter 2010. In addition, the improvement reflects the leverage of fixed costs through sales volume increases at our Infrastructure & Energy sector and a reduction in personnel costs at our corporate operations.

Operating income (loss)

Operating income increased $33 million during first quarter 2011 as compared to first quarter 2010, as a result of the improvement in Gross profit and decrease in Operating expenses.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Operating income as a percentage of Net sales increased approximately 180 basis points in first quarter 2011 as compared to first quarter 2010. The improvement was driven by our Specialty Construction sector and, to a lesser extent, our Infrastructure & Energy sector.

Interest expense

Interest expense increased $2 million, or 1.3%, during first quarter 2011 as compared to first quarter 2010. The increase in interest expense is primarily due to an increase in the principal of the 13.5% Senior Subordinated Notes due to the paid-in-kind interest capitalization and an increase in interest rates on our variable rate debt, substantially offset by a decline in average debt balances on the ABL Credit Facility and Cash Flow Revolver.

Other (income) expense, net

During first quarter 2011, we recognized a gain of $1 million related to the maturity of our interest rate swaps.

In connection with the amendment of our debt agreements in first quarter 2010, we incurred financing fees of approximately $34 million, of which approximately $3 million were charged to Other (income) expense, net in the Consolidated Statement of Operations in accordance with U.S. GAAP (ASC 470-50, Debt-Modifications and Extinguishments). The remaining $31 million was deferred and will be amortized to interest expense over the term of the amended agreements. In addition, in connection with the first quarter 2010 $30 million prepayment of non-extending Term Loans under the Senior Secured Credit Facility, we wrote-off the unamortized pro-rata portion of the THD Guarantee and the unamortized pro-rata portion of the deferred debt costs, resulting in a charge of $2 million, reflected in Other (income) expense, net in the Consolidated Statements of Operations for first quarter 2010.

Provision (benefit) for income taxes

The provision for income taxes from continuing operations in first quarter 2011 was $20 million compared to a $22 million in first quarter 2010. The effective rate for continuing operations for first quarter 2011 was a provision of 14.0%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, additional unrecognized tax benefits and the accrual of income taxes for foreign and certain state jurisdictions. The effective rate for continuing operations for first quarter 2010 was a provision of 12.1%, reflecting the impact of an increase in the valuation allowance on deferred tax assets.

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

EBITDA increased $32 million in first quarter 2011 as compared to first quarter 2010 and Adjusted EBITDA increased $22 million in first quarter 2011 as compared to first quarter 2010. The increase in Adjusted EBITDA is primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 100 basis points to 5.7% in first quarter 2011 as compared to first quarter 2010, primarily due to the leverage of fixed costs through sales volume increases.

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

In addition, we present Adjusted EBITDA because it is based on “Consolidated EBITDA,” a measure which is used in calculating financial ratios in several material debt covenants in our Senior Secured Credit Facility and our ABL Credit Facility. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA and our ABL Credit Facility requires us to maintain a fixed charge coverage ratio of 1:1 if we do not maintain $210 million of borrowing availability. Adjusted EBITDA is defined as EBITDA adjusted to exclude non-cash items and certain other adjustments to Consolidated Net Income permitted in calculating Consolidated EBITDA under our Senior Secured Credit Facility and our ABL Credit Facility. We believe that inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash items, items that we do not expect to continue at the same level and other items. The Senior Secured Credit Facility and ABL Credit Facility permit us to make certain adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this quarterly report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our annual report on Form 10-K, filed with the SEC on April 14, 2011, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – External Financing.”

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

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended
	May 1, 2011	May 2, 2010
Net income (loss)	$(164)	$(202)
Less income (loss) from discontinued operations, net of tax	1	–

Income (loss) from continuing operations	(165)	(202)

Interest expense, net	158	156
Provision (benefit) from income taxes	20	22
Depreciation and amortization	89	94

EBITDA	$102	$70

Adjustments to EBITDA:
Other (income) expense, net (i)	(1)	3
Restructuring charge (ii)	–	6
Stock-based compensation (iii)	4	4
Management fee & related expenses paid to Equity Sponsors (iv)	1	1
Other (v)	1	1

Adjusted EBITDA	$107	$85

(i)	Represents the loss on extinguishment of debt, the gains/losses associated with the changes in fair value of interest rate swap contracts not accounted for under hedge accounting, and other non-operating income/expense.
(ii)	Represents the costs incurred for employee reductions and branch closures or consolidations. These costs include occupancy costs, severance, and other costs incurred to exit a location.
(iii)	Represents stock-based compensation costs for stock options.
(iv)	The Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee. In addition, the Company reimburses certain Equity Sponsor expenses.
(v)	Represents rounding in the calculation.

Amounts were derived from our consolidated financial statements.

Results of operations by market sector

Infrastructure & Energy

Dollars in millions	First Quarter 2011(1)	First Quarter 2010(1)	Increase (Decrease)
Net sales	$952	$894	$58
Operating income	$14	$6	$8
% of Net sales	1.5%	0.7%	80 bps

        (1)    First quarter 2011 and first quarter 2010 represent the three months ended May 1, 2011 and May 2, 2010, respectively.

Net Sales

Net sales increased $58 million, or 6.5%, in first quarter 2011 as compared to first quarter 2010.

The increase in Net sales in first quarter 2011 was driven by an $80 million increase at Utilities, IPVF, and Electrical. Partially offsetting these increases was a decline in Net sales at Waterworks of $22 million.

The Net sales increase was primarily due to improving market conditions, new sales initiatives, and favorable impacts from fluctuating commodity prices, primarily copper at Electrical and nickel at IPVF. The Net sales decrease at Waterworks was driven by volume due to poor weather conditions, lower municipality spending, and weakness in construction, partially offset by positive impacts from fluctuating commodity prices, primarily polyvinyl chloride (“PVC”).

Operating income

Operating income increased $8 million, or 133%, in first quarter 2011 as compared to first quarter 2010.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The operating income increase in first quarter 2011 was driven by a $9 million increase at IPVF, Electrical and Waterworks, partially offset by a $1 million decrease in operating income at Utilities. The increase in operating income at IPVF and Electrical was primarily due to volume increases and positive impacts from fluctuating commodity prices, partially offset by higher Selling, general and administrative costs, primarily due to variable compensation as a result of higher volumes. The operating income at Utilities was similarly impacted, but margin pressures resulted in a lower operating income. The increase in operating income at Waterworks was driven by a decline in Selling, general and administrative costs, primarily due to lower variable compensation expense and continued cost reduction efforts.

Operating income as a percentage of Net sales increased approximately 80 basis points in first quarter 2011 as compared to first quarter 2010. The increase was driven primarily by gross margin improvements at IPVF, and to a lesser extent Waterworks, and the leverage of fixed costs through sales volume increases at Electrical, partially offset by margin compression at Utilities.

Maintenance, Repair & Improvement

Dollars in millions	First Quarter 2011(1)	First Quarter 2010(1)	Increase (Decrease)
Net sales	$527	$507	$20
Operating income	$48	$46	$2
% of Net sales	9.1%	9.1%	–

        (1)    First quarter 2011 and first quarter 2010 represent the three months ended May 1, 2011 and May 2, 2010, respectively.

Net Sales

Net sales increased $20 million, or 3.9%, in first quarter 2011 as compared to first quarter 2010.

The increase in Net sales in first quarter 2011 was driven by Facilities Maintenance, which had an increase of $36 million, or 9.0%. The Net sales growth at Facilities Maintenance was primarily due to new initiatives in the hospitality, multi-family, and healthcare markets and improving market conditions in the hospitality and multi-family markets. Crown Bolt experienced a decline in Net sales in first quarter 2011 as compared to first quarter 2010 primarily due to weakness in the home improvement market. Repair & Remodel had a slight increase in Net sales primarily due to the opening of a new location in the Los Angeles market, partially offset by volume declines.

Operating income

Operating income increased $2 million in first quarter 2011 as compared to first quarter 2010.

The increase in Operating income was driven by Facilities Maintenance, partially offset by a decrease in Operating income at Crown Bolt. Operating income at Facilities Maintenance was driven by volume increases and new sales initiatives, partially offset by increased Selling, general and administrative expense related to the new initiatives.

Operating income as a percentage of Net sales in first quarter 2011 was flat as compared to first quarter 2010. First quarter 2011 gross margins were down slightly as compared to first quarter 2010, but the decline was offset by a decrease in depreciation and amortization expense.

Specialty Construction

Dollars in millions	First Quarter 2011(1)	First Quarter 2010(1)	Increase (Decrease)
Net sales	$367	$364	$3
Operating loss	$(26)	$(39)	$(13)
% of Net sales	(7.1)%	(10.7)%	(360	) bps

        (1)    First quarter 2011 and first quarter 2010 represent the three months ended May 1, 2011 and May 2, 2010, respectively.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Net Sales

Net sales increased $3 million, or 0.8%, during first quarter 2011 as compared to first quarter 2010.

The increase in Net sales was driven by a $17 million increase at White Cap and Plumbing. Net sales at CTI declined $13 million in first quarter 2011 as compared to first quarter 2010. The increase in Net sales at White Cap and Plumbing were driven primarily by sales initiatives and improving market conditions, and, to a lesser extent, rising commodity prices, primarily steel and copper. The decrease in Net sales at CTI was driven by volume declines in the residential construction market, in part due to the expiration of the U.S. tax incentives for homebuyers in the second quarter of fiscal 2010.

Operating loss

Operating loss declined favorably by $13 million in first quarter 2011 as compared to first quarter 2010.

White Cap, CTI, and Plumbing all had favorable declines in operating loss in first quarter 2011 as compared to first quarter 2010. The decrease in Operating loss at White Cap was primarily driven by gross profit increases as a result of volume and commodity impacts. In addition, depreciation and amortization expense in first quarter 2011 was lower across the entire market sector and first quarter 2010 Operating loss was unfavorably impacted by restructuring charges at White Cap and CTI.

Operating loss as a percentage of Net sales improved approximately 360 basis points in first quarter 2011 as compared to first quarter 2010. The improvement was primarily due to improved gross margins at White Cap and the unfavorable impact of restructuring charges on Operating loss as a percentage of Net sales in first quarter 2010. These improvements were partially offset by volume declines at CTI that outpaced the reduction in fixed costs of the business.

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

During the first quarter of fiscal 2011, the Company’s use of cash was primarily used in business operations, including but not limited to, payments for inventories, payments of operating expenses, funding capital expenditures, and the payment of interest on debt. This use of cash was partially offset by cash receipts from operations and external financing arrangements.

As of May 1, 2011, our combined liquidity of approximately $1.1 billion is comprised of $103 million in cash and cash equivalents and $957 million of available borrowings. The available borrowings include $200 million under our Revolving Credit Facility, which matures on August 30, 2013, and $757 million under our ABL Revolving Credit Facility, based on qualifying inventory and receivables, which matures on April 1, 2014.

Although we believe that our end-markets will improve and enable us to generate higher earnings and cash flows in future years, even in the absence of this expected improvement, we believe our current liquidity and earnings are sufficient to meet all of our operating needs and financial obligations through 2013. The chart below illustrates how our liquidity changes based on historical fiscal 2010 Adjusted EBITDA and capital expenditures, and our anticipated debt service requirements and debt maturities (amounts in millions).

	Fiscal Year

	2011	2012	2013

Starting Liquidity(1)	$1,323	$1,340	$1,039
Add:
Adjusted EBITDA(2)	431	431	431
Subtract:
Cash Interest Payments(3)	355	600	600
Capital Expenditures(2)	49	49	49
Debt Principal Payments(4)	10	83	10
Maturity of Revolving Credit Facility	–	–	200

Ending Liquidity	$1,340	$1,039	$611

(1)	Starting liquidity for fiscal 2011 is equal to our fiscal 2010 year-end liquidity.
(2)	Adjusted EBITDA and Capital Expenditures are held constant in this illustration and are based on the fiscal 2010 Adjusted EBITDA and Capital Expenditures. For a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure under U.S. GAAP, see “Item 6. Selected Financial Data” in our annual report on Form 10-K for the year ended January 30, 2011, filed with the SEC on April 14, 2011. By including these assumptions in this report we do not intend to make any projection regarding future Adjusted EBITDA or capital expenditure levels. Actual results in the future may differ materially from historic levels.
(3)	Our cash interest payments for fiscal 2011 are expected to be approximately $355 million. Beginning in fiscal 2012, we anticipate our annualized cash interest payments to be approximately $600 million as the interest on our 13.5% Senior Subordinated Notes will begin to be paid in cash, rather than paid in kind. The interest rates and other terms within our current credit agreements are not impacted by rating agency actions.
(4)	Represents required principal payments on our Term Loans due August 30, 2012 and April 1, 2014.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Three Months Ended		Increase (Decrease)
Amounts in millions	May 1, 2011	May 2, 2010
Operating activities	$(269)	$312	$(581)
Investing activities	(29)	(10)	(19)
Financing activities	107	(148)	255

Working capital

Working capital, excluding cash and cash equivalents, increased to $1,149 million as of May 1, 2011 from $1,118 million as of May 2, 2010. The increase was primarily driven by an increase in Receivables and Inventory, partially offset by a decrease in net deferred tax assets and other current liabilities. We continue to focus on asset management initiatives that are intended to improve our working capital.

Operating activities

Cash flow from operating activities in first quarter 2011 was a use of $269 million compared with cash provided by operating activities of $312 million in first quarter 2010. This decrease was primarily due to the receipt of an IRS refund in first quarter 2010 of $220 million and the timing of payments for the purchase of inventory.

Investing activities

During first quarter 2011, cash used in investing activities was $29 million, driven by $18 million in capital expenditures and $21 million in investment purchases, partially offset by $8 million of proceeds from the sale of a business. During first quarter 2010, cash used in investing activities was $10 million, driven by $11 million of capital expenditures.

Financing activities

During first quarter 2011, cash provided by financing activities was $107 million, due to net debt borrowings. During first quarter 2010, cash used in financing activities was $148 million, due to debt repayments of $114 million, including the prepayment on the Term Loan of $30 million, and $34 million in financing fees related to the amendment of our credit agreements in March 2010.

External Financing

As of May 1, 2011, we have an aggregate principal amount of $5.5 billion of outstanding debt, $200 million of available borrowings under our Revolving Credit Facility and $791 million of available borrowings under our ABL Credit Facility (after giving effect to the borrowing base limitations and approximately $71 million in letters of credit issued and including $34 million of borrowings available on qualifying cash balances).

Our outstanding debt as of May 1, 2011 and January 30, 2011 consisted of the following outstanding principal amounts with respective interest rates (dollars in millions):

	May 1, 2011		January 30, 2011

	Outstanding Principal	Interest Rate %	Outstanding Principal	Interest Rate %

Term Loan due August 30, 2012	$73	1.56	$74	1.56
Term Loan due April 1, 2014	862	3.06	864	3.06
Revolving Credit Facility due August 30, 2013	–	–	–	–
ABL Revolving Credit Facility due August 30, 2012	16	1.73	–	–
ABL Revolving Credit Facility due April 1, 2014	94	3.48	–	–
ABL Term Loan due April 1, 2014	214	3.49	214	3.53
12.0% Senior Notes due September 1, 2014	2,500	12.00	2,500	12.00
13.5% Senior Subordinated Notes due September 1, 2015	1,705	13.50	1,597	13.50

Total long-term debt	$5,464		$5,249

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Senior Secured Credit Facility

The Company maintains a senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a $935 million term loan (the “Term Loan”) and a $200 million revolving credit facility (the “Revolving Credit Facility”). As of May 1, 2011 and January 30, 2011, there were no outstanding Letters of Credit under the Revolving Credit Facility.

Asset Based Lending Credit Agreement

The Company maintains a $2.1 billion asset based lending credit agreement (the “ABL Credit Facility”) subject to borrowing base limitations. As of May 1, 2011, the Company had available borrowings under the ABL Credit Facility of $791 million, after giving effect to the borrowing base limitations and letters of credit issued and including $34 million of borrowings available on qualifying cash balances. As of May 1, 2011, there were approximately $10 million and $61 million, respectively, of Letters of Credit outstanding under the ABL Credit Facility due August 30, 2012 and April 1, 2014, respectively. As of January 30, 2011, there were approximately $11 million and $60 million, respectively, of Letters of Credit outstanding under the ABL Credit Facility due August 30, 2012 and April 1, 2014, respectively.

Lehman Brothers and Woodlands Commercial Bank

Lehman Brothers Special Financing Inc. and Lehman Commercial Paper, Inc. (together “Lehman Brothers”) is committed to fund up to $95 million of the non-extended portion of the Company’s $2.1 billion ABL Credit Facility, maturing August 30, 2012, and Woodlands Commercial Bank (“Woodlands,” f/k/a Lehman Commercial Bank, an affiliate of Lehman Brothers) is committed to fund $100 million of the Company’s $300 million original availability under the Revolving Credit Facility.

On September 15, 2008, Lehman Brothers filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (“Lehman’s bankruptcy”). Subsequent to Lehman’s bankruptcy, the Company drew down on the ABL Credit Facility and Lehman Brothers failed to fund their portion of the ABL Credit Facility commitment. As of May 1, 2011, outstanding borrowings under the ABL Credit Facility from Lehman Brothers were $4 million. The Administrative Agent of the ABL Credit Facility holds approximately $24 million in escrow funds, which are available to honor Lehman Brothers’ pro rata portion of any ABL Credit Facility draw. The combined available unfunded commitment from Lehman Brothers as of May 1, 2011 (without taking into consideration the ABL Credit Facility borrowing base limitations) was approximately $67 million.

On April 21, 2011, the Company drew down the entire $300 million Revolving Credit Facility and Woodlands failed to fund their $100 million Revolving Credit Facility commitment. The following day, the Company repaid the entire Revolving Credit Facility balance. As a result of Woodlands’ default, we no longer pay the 0.5% unused commitment fee on Woodlands’ $100 million Revolving Credit Facility commitment and the Revolving Credit Facility is effectively reduced to $200 million.

12.0% Senior Notes and 13.5% Senior Subordinated Notes

The Company issued $2.5 billion of Senior Notes due 2014 bearing interest at a rate of 12.0% (the “12.0% Senior Notes”). Interest payments are due each March and September 1st through maturity.

The Company issued $1.3 billion of Senior Subordinated Notes due 2015 bearing interest at a rate of 13.5% (the “13.5% Senior Subordinated Notes”). Interest payments are due each March and September 1st through maturity except that the first eight payment periods through September 2011 must be paid in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than being paid in cash. As of May 1, 2011, the outstanding principal balance of the 13.5% Senior Subordinated Notes was $1.7 billion.

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

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Critical accounting policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended January 30, 2011.

New accounting guidance

Multiple-deliverable revenue arrangements – In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). This ASU addresses how to separate deliverables under multiple-deliverable arrangements and how to measure and allocate arrangement consideration to one or more units of accounting. In addition, ASU 2009-13 expands the disclosures related to a company’s multiple-deliverable revenue arrangements. The Company adopted the provisions of ASU 2009-13 on January 31, 2011. The adoption did not have an impact on the consolidated financial statements or results of operations.

Fair value measurement – In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU are intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”s). The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on the Company’s financial position or results of operations.

HD SUPPLY, INC.	Form 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices. To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. There have been no material changes in our market risk exposures as compared to those discussed in our annual report on Form 10-K for the year ended January 30, 2011.

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

There has been a change in the Company’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), identified in connection with the evaluation that occurred during the first quarter of fiscal 2011 that has materially affected our internal control over financial reporting. During April 2011, the Company implemented PeopleSoft as its payroll system. This implementation was not undertaken in response to any identified deficiency or weakness to our internal controls over financial reporting. The new system, which has undergone rigorous review and testing, has helped strengthen our internal control over financial reporting. There were no other changes to internal controls during the Company’s first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

HD Supply is involved in litigation from time to time in the ordinary course of business. In management’s opinion, none of the proceedings are material in relation to the consolidated operations, cash flows, or financial position of HD Supply and the Company has adequate reserves to cover its estimated probable loss exposure.

Item 1A. Risk Factors

We discuss in our annual report on Form 10-K for the year ended January 30, 2011 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our annual report on Form 10-K was filed. There have been no material changes to the risk factors disclosed in our annual report on Form 10-K. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report together with those previously disclosed in the annual report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-looking statements and information” in this report.

HD SUPPLY, INC.	Form 10-Q

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

HD SUPPLY, INC.
(Registrant)

June 9, 2011	By:	/s/ JOSEPH J. DEANGELO
(Date)		Joseph J. DeAngelo
President and Chief Executive Officer

/s/ RONALD J. DOMANICO
Ronald J. Domanico
Senior Vice President and Chief Financial Officer