Form 10-Q
period 2011-07-31
HD SUPPLY, INC.
filed 2011-09-08
CIK 1465264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark	One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 8, 2011, there were 1,000 shares of common stock of HD Supply, Inc. outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in millions, unaudited

	Three Months Ended		Six Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010

Net Sales	$2,157	$1,962	$4,045	$3,762
Cost of sales	1,556	1,418	2,917	2,717

Gross Profit	601	544	1,128	1,045
Operating expenses:
Selling, general and administrative	440	421	867	844
Depreciation and amortization	88	93	176	187
Restructuring	–	3	–	8

Total operating expenses	528	517	1,043	1,039

Operating Income (Loss)	73	27	85	6

Interest expense	159	155	317	311
Other (income) expense, net	–	(1)	(1)	2

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(86)	(127)	(231)	(307)
Provision (benefit) for income taxes	15	(12)	35	10

Income (Loss) from Continuing Operations	(101)	(115)	(266)	(317)
Income from discontinued operations, net of tax	–	–	1	–

Net Income (Loss)	$(101)	$(115)	$(265)	$(317)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share data, unaudited

	July 31, 2011	January 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$91	$292
Receivables, less allowance for doubtful accounts of $37 and $36	1,169	907
Inventories	1,178	1,035
Deferred tax asset	81	102
Other current assets	60	45

Total current assets	2,579	2,381

Property and equipment, net	375	390
Goodwill	3,152	3,150
Intangible assets, net	866	992
Other assets	171	176

Total assets	$7,143	$7,089

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$848	$805
Accrued compensation and benefits	105	118
Current installments of long-term debt	10	10
Other current liabilities	283	272

Total current liabilities	1,246	1,205

Long-term debt, excluding current installments	5,501	5,239
Deferred tax liabilities	98	101
Other liabilities	451	448

Total liabilities	7,296	6,993

Stockholders’ equity (deficit):
Common stock, par value $0.01; authorized 1,000 shares; issued 1,000 shares at July 31, 2011 and January 30, 2011	–	–
Paid-in capital	2,669	2,660
Accumulated deficit	(2,828)	(2,563)
Accumulated other comprehensive income (loss)	6	(1)

Total stockholders’ equity (deficit)	(153)	96

Total liabilities and stockholders’ equity (deficit)	$7,143	$7,089

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	July 31, 2011	August 1, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(265)	$(317)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	177	188
Provision for uncollectibles	7	7
Non-cash interest expense	140	126
Stock-based compensation expense	9	8
Deferred income taxes	22	7
Unrealized derivative gain	(1)	(3)
Loss on extinguishment of debt	–	2
Other	(1)	5
Changes in assets and liabilities:
(Increase) decrease in receivables	(270)	(191)
(Increase) decrease in inventories	(139)	(66)
(Increase) decrease in other current assets	(5)	226
Increase (decrease) in accounts payable and accrued liabilities	35	358
Increase (decrease) in other long-term liabilities	(5)	5

Net cash provided by (used in) operating activities	(296)	355

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(35)	(22)
Proceeds from sales of property and equipment	4	1
Purchase of investments	(21)	–
Proceeds from sale of a business	11	–
Payment for acquisition of a business	(21)

Net cash provided by (used in) investing activities	(62)	(21)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution	–	1
Repayments of long-term debt	(5)	(35)
Borrowings on long-term revolver debt	632	–
Repayments on long-term revolver debt	(472)	(482)
Debt modification and issuance costs	–	(34)

Net cash provided by (used in) financing activities	155	(550)

Effect of exchange rates on cash and cash equivalents	2	2

Increase (decrease) in cash and cash equivalents	$(201)	$(214)
Cash and cash equivalents at beginning of period	292	539

Cash and cash equivalents at end of period	$91	$325

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

In Management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of HD Supply, Inc.’s significant accounting policies and other information, you should read this report in conjunction with HD Supply, Inc.’s annual report on Form 10-K for the year ended January 30, 2011, which includes all disclosures required by U.S. GAAP.

Nature of Business

HD Supply, Inc. (the “Company” or “HD Supply”) is one of the largest wholesale distributors in the United States and Canada based on sales serving three distinct market sectors: Infrastructure & Energy, Maintenance, Repair & Improvement and Specialty Construction, each of which offers different products and services to the end customer. The three market sectors are made up of ten wholesale distribution businesses. Through 771 locations across the United States and Canada, HD Supply operates a diverse portfolio of distribution businesses that provide over one million SKUs to over 450,000 professional customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal years ending January 29, 2012 (“fiscal 2011”) and January 30, 2011 (“fiscal 2010”) both include 52 weeks. The three months ended July 31, 2011 and August 1, 2010 both include 13 weeks and the six months ended July 31, 2011 and August 1, 2010 both include 26 weeks.

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

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile, workers’ compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At July 31, 2011 and January 30, 2011, self-insurance reserves totaled approximately $96 million and $101 million, respectively.

NOTE 2 – DISCONTINUED OPERATIONS

On February 28, 2011, HD Supply Canada sold substantially all of the assets of SESCO/QUESCO, an electrical products division of HD Supply Canada, to Sonepar Canada, and received proceeds of approximately $11 million, less $1 million remaining in escrow. As a result of the sale, the Company recorded a $2 million pre-tax gain in the first quarter of fiscal 2011.

In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, the results of the SESCO/QUESCO operations are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the SESCO/QUESCO operations as one line item on the Consolidated Statements of Operations. All prior period Consolidated Statements of Operations presented have been restated to reflect this presentation. Additional detail related to the results of operations of the discontinued operations follows (amounts in millions):

	Three Months Ended		Six Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Net sales	$–	$12	$3	$23
Gain on sale of discontinued operations	–	–	2	–

Income (loss) before provision (benefit) for income taxes	–	–	2	–
Provision (benefit) for income taxes	–	–	1	–

Income from discontinued operations, net of tax	$–	$–	$1	$–

NOTE 3 – ACQUISITION

On May 2, 2011, the Company closed on a transaction to acquire substantially all of the assets of Rexford Albany Municipal Supply Company, Inc. (“RAMSCO”) for approximately $21 million. RAMSCO specializes in distributing water, sanitary and storm sewer materials primarily to municipalities and contractors through four locations in upstate New York. These locations are operated as part of the HD Supply Waterworks business. In accordance with the acquisition method of accounting under ASC 805, Business Combinations, the results of the acquisition are reflected in the Company’s consolidated financial statements from the date of acquisition forward.

NOTE 4 – RELATED PARTIES

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Home Depot

On the date of the Transactions, Home Depot entered into a strategic purchase agreement with Crown Bolt. This agreement provides a guaranteed revenue stream to Crown Bolt through January 31, 2015 by specifying minimum annual purchase requirements from Home Depot.

HD Supply derived revenue from the sale of products to Home Depot of $71 million and $127 million in the three and six months ended July 31, 2011, respectively, and $73 million and $147 million in the three and six months ended August 1, 2010, respectively. Revenue from these sales is recorded at an amount that approximates market but may not necessarily represent a price an unrelated third party would pay. Accounts receivable from the sale of products to Home Depot were approximately $27 million at both July 31, 2011 and January 30, 2011, and are included within Receivables in the accompanying Consolidated Balance Sheets. In addition to sales, HD Supply purchased product from Home Depot of less than $1 million in both the six months ended July 31, 2011 and the six months ended August 1, 2010. All purchases were recorded in Cost of sales when the inventory was sold.

Equity Sponsors

In conjunction with the closing of the Transactions, the Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee (“Sponsor Management Fee”) and related expenses. The three and six months ended July 31, 2011 include $2 million and $3 million, respectively, in Sponsor Management Fees and related expenses and the three and six months ended August 1, 2010 include $2 million and $3 million, respectively, in Sponsor Management Fees and related expenses. These charges are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Management of the Company has been informed that, as of July 31, 2011, affiliates of certain of the Equity Sponsors beneficially owned approximately $833 million aggregate principal amount, or 33%, of the Company’s 12.0% Senior Notes due 2014 and approximately $668 million aggregate principal amount, or 39%, of the Company’s 13.5% Senior Subordinated Notes due 2015.

HD Supply purchased product from affiliates of the Equity Sponsors for approximately $19 million and $36 million in the three and six months ended July 31, 2011, respectively, and approximately $19 million and $31 million in the three and six months ended August 1, 2010, respectively. In addition, HD Supply sold product to affiliates of the Equity Sponsors for less than $1 million and $1 million in the three and six months ended July 31, 2011, respectively, and $1 million and $2 million in the three and six months ended August 1, 2010, respectively. Management believes these transactions were conducted at prices that an unrelated third party would pay.

NOTE 5 - DEBT

Long-term debt consisted of the following outstanding principal amounts presented with respective interest rates as of July 31, 2011 and January 30, 2011 (dollars in millions):

	July 31, 2011		January 30, 2011
	Outstanding Principal	Interest Rate %	Outstanding Principal	Interest Rate %
Term Loan due August 30, 2012	$73	1.50	$74	1.56
Term Loan due April 1, 2014	860	3.00	864	3.06
Revolving Credit Facility due August 30, 2013	–	–	–	–
ABL Revolving Credit Facility due August 30, 2012	21	1.69	–	–
ABL Revolving Credit Facility due April 1, 2014	138	3.44	–	–
ABL Term Loan due April 1, 2014	214	3.45	214	3.53
12.0% Senior Notes due September 1, 2014	2,500	12.00	2,500	12.00
13.5% Senior Subordinated Notes due September 1, 2015	1,705	13.50	1,597	13.50

Total long-term debt	5,511		5,249
Less current installments	(10)		(10)

Long-term debt, excluding current installments	$5,501		$5,239

Senior Secured Credit Facility

The Company maintains a senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a $933 million term loan (the “Term Loan”) and a $200 million revolving credit facility (the “Revolving Credit Facility”).

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of July 31, 2011 and January 30, 2011, there were no outstanding Letters of Credit under the Revolving Credit Facility.

Asset Based Lending Credit Agreement

The Company maintains a $2.1 billion asset based lending credit agreement (the “ABL Credit Facility”) subject to borrowing base limitations. As of July 31, 2011, the Company had additional availability under the ABL Credit Facility of $901 million, after giving effect to the borrowing base limitations and letters of credit issued and including $22 million of borrowings available on qualifying cash balances. As of July 31, 2011, there were approximately $10 million and $62 million, respectively, of Letters of Credit outstanding under the ABL Credit Facility due August 30, 2012 and April 1, 2014, respectively. As of January 30, 2011, there were approximately $11 million and $60 million, respectively, of Letters of Credit outstanding under the ABL Credit Facility due August 30, 2012 and April 1, 2014, respectively.

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

On September 15, 2008, Lehman Brothers filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (“Lehman’s bankruptcy”). Subsequent to Lehman’s bankruptcy, the Company drew down on the ABL Credit Facility and Lehman Brothers failed to fund their portion of the ABL Credit Facility commitment. As of July 31, 2011, outstanding borrowings under the ABL Credit Facility from Lehman Brothers were $5 million. The Administrative Agent of the ABL Credit Facility holds approximately $23 million in escrow funds, which are available to honor Lehman Brothers’ pro rata portion of any ABL Credit Facility draw. The combined available unfunded commitment from Lehman Brothers as of July 31, 2011 (without taking into consideration the ABL Credit Facility borrowing base limitations) was approximately $67 million.

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

On August 30, 2007, the Company issued $1.3 billion of Senior Subordinated PIK Notes bearing interest at a rate of 13.5% (the “13.5% Senior Subordinated Notes”). Interest payments are due each March and September 1st through maturity except that the first eight payment periods through September 2011 shall be payments in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than be paid in cash. As of July 31, 2011, the outstanding principal balance of the 13.5% Senior Subordinated Notes was $1.7 billion.

Debt covenants

The Company’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. The Company is in compliance with all such covenants.

NOTE 6 – DERIVATIVE INSTRUMENTS

The Company maintained interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. At execution, the swaps were designated as hedging the exposure to variable cash flows of a forecasted transaction, whereby the Company pays fixed

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

A subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”) is the original counterparty to these interest rate swap agreements. The expected and ultimate filing of bankruptcy by Lehman caused HD Supply to conclude on September 12, 2008 (the “date of de-designation”) that the ability of the counterparty to meet its obligations under the swap agreements was remote. Therefore, on September 12, 2008, HD Supply removed the designation of the swaps as cash flow hedges, discontinued hedge accounting and considered these swaps economic hedges until their expiration. On June 16, 2009, Lehman assigned the counterparty position on the two interest rate swaps that matured on January 31, 2011 to Wells Fargo Foothill, LLC.

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

The following table summarizes the location and amounts of the gains or losses related to derivatives included in HD Supply’s Statements of Operations for the periods presented (amounts in millions):

		Three Months Ended		Six Months Ended
	Location of gain (loss) in statement of operations	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Changes in fair value	Other income (expense), net	$–	$1	$1	$3
Amortization of net loss remaining in OCI at de-designation	Interest (expense)	–	(1)	–	(1)
Settlements	Interest (expense)	–	(2)	–	(4)

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

The Company’s interest rate swap contracts were measured at fair value on a recurring basis using Level 2 observable inputs. The fair value of these financial liabilities was $1 million as of January 30, 2011.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of July 31, 2011 and January 30, 2011 (amounts in millions):

	As of July 31, 2011		As of January 30, 2011
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Term Loan due August 30, 2012	$73	$73	$74	$74
Term Loan due April 1, 2014	860	860	864	871
Revolving Credit Facility due August 30, 2013	–	–	–	–
ABL Revolving Credit Facility due August 30, 2012	21	21	–	–
ABL Revolving Credit Facility due April 1, 2014	138	134	–	–
ABL Term Loan due April 1, 2014	214	210	214	207
12.0% Senior Notes due September 1, 2014	2,500	2,425	2,500	2,338
13.5% Senior Subordinated Notes due September 1, 2015	1,705	1,347	1,597	1,198

Total	$5,511	$5,070	$5,249	$4,688

(1) These amounts do not include accrued interest; accrued interest is classified as Other current liabilities in the accompanying Consolidated Balance Sheets.

The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt.

The Term Loan is guaranteed by Home Depot. Based on a review of the fair value of debt issued by companies with similar credit ratings as Home Depot, management estimates that as of July 31, 2011, the fair value of the Term Loan due August 30, 2012 was approximately 99-101% of the principal value, or $73 million, and the Term Loan due April 1, 2014 is approximately 99-101% of principal, or $860 million. Management estimated that as of January 30, 2011, the fair value of the Term Loan due August 30, 2012 was approximately 99-101% of the principal value, or $74 million, and the Term Loan due April 1, 2014 was approximately 100-102% of principal, or $871 million.

The Company’s fair value estimates for the ABL Credit Facility, 12.0% Senior Notes, and 13.5% Senior Subordinated Notes were based on recent similar credit facilities initiated by companies with like credit quality in similar industries, quoted prices for similar instruments, and inquiries with certain investment communities. Based on this data, management estimates that as of July 31, 2011, the fair value of the ABL Revolving Credit Facility due August 30, 2012 was approximately 96-100% of the principal value, or $21 million, the fair value of the ABL Revolving Credit Facility due April 1, 2014 was approximately 95-100% of the principal value, or $134 million, the fair value of the ABL Term Loan due April 1, 2014 was approximately 97-100% of the principal value, or $210 million, the fair value of the 12.0% Senior Notes was approximately 89-105% of the principal value, or $2,425 million, and the fair value of the 13.5% Senior Subordinated Notes was approximately 68-90% of principal value, or $1,347 million. Management estimated that as of January 30, 2011, the fair value of the ABL Term Loan due April 1, 2014 was approximately 94-100% of the principal value, or $207 million, the fair value of the 12.0% Senior Notes was approximately 87-100% of the principal value, or $2,338 million, and the fair value of the 13.5% Senior Subordinated Notes was approximately 65-85% of principal value, or $1,198 million.

NOTE 8 – INCOME TAXES

As of July 31, 2011, the Company’s combined federal, state and foreign effective tax rate for continuing operations for the fiscal year ending January 29, 2012 is a 15.2% provision, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, additional unrecognized tax benefits and the accrual of income taxes for foreign and certain state jurisdictions. The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other charges, as well as discrete events, such as settlements of audits. The Company is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

With regard to the increase in the valuation allowance and the impact the valuation allowance had on income tax expense, the valuation allowance was directly impacted by the increasing of the deferred tax liability for U.S. goodwill amortization for tax purposes. The deferred tax liability related to the Company’s U.S. tax deductible goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences. The Company does not believe it is “more likely than not” it will realize its U.S. deferred tax assets equal to deferred liability created by tax deductible goodwill and therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance. During the six months ended July 31, 2011, the impact of the amortization of the indefinite lived intangibles increased income tax expense by $22 million.

The Company’s unrecognized tax benefits as of January 30, 2011 in accordance with the income taxes principles of U.S. GAAP (ASC 740, Income Taxes) were $192 million. During the three months ended July 31, 2011, the balance for unrecognized tax benefits increased $2 million as a result of gross increases for tax positions in a prior period. During the six months ended July 31, 2011, the balance for unrecognized tax benefits increased $4 million as a result of gross increases for tax positions in a prior period. The Company’s ending balance as of July 31, 2011 for unrecognized tax benefits was $196 million. The Company’s ending net accrual for interest related to unrecognized tax benefits at July 31, 2011 and January 30, 2011 was $17 million and $14 million, respectively.

During fiscal year 2010, the Company determined that it did not meet the “more likely than not” standard that substantially all of its net U.S. deferred tax assets would be realized and therefore, the Company established a valuation allowance for its net U.S. deferred tax assets. With regard to the U.S., the Company continues to believe that a full valuation allowance is needed against its net deferred tax assets in the U.S. As of July 31, 2011, the Company’s U.S. valuation allowance was $346 million and the Company expects to continue to add to its gross deferred tax assets for anticipated net operating losses.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 1,000 shares of common stock, par value $0.01 per share. As of July 31, 2011 and January 30, 2011, 1,000 shares were issued and outstanding.

Accumulated Other Comprehensive Income (Loss)

As of July 31, 2011 and January 30, 2011 accumulated other comprehensive income (loss) is comprised of $6 million and $(1) million, respectively, of cumulative foreign currency translation adjustment, net.

Total Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of the following components (amounts in millions):

	Three Months Ended		Six Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Net income (loss)	$(101)	$(115)	$(265)	$(317)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1)	(2)	7	6

Total comprehensive income (loss)	$(102)	$(117)	$(258)	$(311)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of July 31, 2011 and January 30, 2011 consisted of the following (amounts in millions):

	July 31, 2011	January 30, 2011
Trade receivables, net of allowance for doubtful accounts	$1,094	$837
Vendor rebate receivables	67	60
Other receivables	8	10

Total receivables, net	$1,169	$907

Other Current Liabilities

Other current liabilities as of July 31, 2011 and January 30, 2011 consisted of the following (amounts in millions):

	July 31, 2011	January 30, 2011
Accrued interest	$131	$131
Accrued non-income taxes	43	28
Branch closure & consolidation reserves	16	18
Other	93	95

Total other current liabilities	$283	$272

Significant Non-Cash Transactions

Interest payments on the 13.5% Senior Subordinated Notes are due each March and September 1st through maturity except that the first eight payment periods through September 2011 shall be paid in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than be paid in cash. The Company made PIK interest payments during the first quarters of fiscal 2011 and fiscal 2010 of $108 million and $95 million, respectively, increasing the outstanding balance of the 13.5% Senior Subordinated Notes.

Supplemental Cash Flow Information

Cash paid for interest in the six months ended July 31, 2011 and August 1, 2010 was $177 million and $182 million, respectively. During the first quarter of fiscal 2010, as a result of recent tax legislation regarding net operating loss carry-back periods, the Company filed for and received a cash refund of $220 million from the Internal Revenue Service for income tax previously paid. This cash receipt is reflected in the Consolidated Statement of Cash Flows as a change in other current assets. Cash paid or received for income taxes, net of refunds, in the six months ended July 31, 2011 and August 1, 2010 was approximately $5 million net payments and $215 million net refunds, respectively.

NOTE 11 – BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

Fiscal 2009 Plan

In the third quarter of fiscal 2009, the Company initiated a plan to restructure its businesses which included evaluating opportunities to consolidate branches, further reduce costs, more efficiently employ working capital and streamline activities. Under this plan, which was completed in fiscal 2010, management closed or consolidated 25 branches and reduced workforce personnel by approximately 500 employees. The Company does not expect to incur any additional charges related to this plan.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the activity for the liability balance, included in Other current liabilities and Other liabilities in the Consolidated Balance Sheets, related to closure and consolidation activities under the Fiscal 2009 Plan (amounts in millions):

	Occupancy Costs	Other	Total

Balance – January 30, 2011	$7	$2	$9
Cash payments	(1)	(1)	(2)

Balance – July 31, 2011	$6	$1	$7

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

Under these plans, management closed or consolidated 210 branches and reduced workforce personnel by approximately 4,500 employees. The Company does not expect to incur additional restructuring charges under these plans.

The following table presents the activity for the liability balance, included in Other current liabilities and Other liabilities, related to closure and consolidation activities under the Transactions and Acquisition Integration plans (amounts in millions):

Occupancy Costs
Balance – January 30, 2011	$44
Cash payments	(6)

Balance – July 31, 2011	$38

The Company regularly reviews the assumptions used to estimate the net present value of the on-going lease liabilities and other occupancy costs, net of expected sublease income.

As of July 31, 2011, approximately $16 million of the liability balances for the Fiscal 2009 Plan and the Transactions & Acquisition Integration Plan is classified as a current liability on the Company’s Consolidated Balance Sheet. Payments for occupancy costs, which represent the net present value of future lease obligations, including rent, taxes, utilities, etc., less estimated sublease income of the closed branches, and for other costs, which relate primarily to equipment and vehicle leases, are expected to be substantially complete over the next six years, with certain property lease obligations extending out as far as fourteen years. The Company continues to actively pursue buyout options or subleasing opportunities for the leased properties. The expected timing of cash payments related to the branch closure and consolidation activities could change or adjustments to the reserve may become necessary depending on the success and timing of entering into these types of agreements.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

HD Supply is involved in litigation from time to time in the ordinary course of business. In Management’s opinion, none of the proceedings are material in relation to the consolidated operations, cash flows, or financial position of HD Supply and the Company has adequate reserves to cover its estimated probable loss exposure.

As of July 31, 2011, the Company maintains a $21 million demand deposit account with a financial institution that collateralizes a $20 million letter of credit issued to guarantee the financial performance of the Company for the benefit of one of the Company’s business partners. The demand deposit account is reflected within Other assets in the accompanying Consolidated Balance Sheet.

The Company is currently under examination by the Internal Revenue Service (“IRS”) related to its fiscal 2007 and fiscal 2008 tax returns (the “Audit Years”) and corresponding net operating loss carryback refund claims

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(“Carryback”) for which the Company received cash refunds of taxes previously paid. For the Audit Years, the IRS has issued Notices of Proposed Adjustments (“NOPAs” or “Proposed Assessment”) to the Company pursuant to which the IRS proposes to disallow certain deductions claimed by the Company and also disallow the carryback of net operating losses resulting from the disallowed deductions. The Company believes that the deductions it reported on the tax returns filed for the Audit Years and corresponding Carryback are accurate and appropriate. Therefore, the Company has formally contested the NOPAs. The Company anticipates that before the end of fiscal year 2011, it will receive a Revenue Agent Report (or “30-Day Letter”) from the IRS assessing the Company tax. Based upon the NOPAs, the Company is estimating the 30-Day Letter will contain a Proposed Assessment of tax for approximately $317 million to $325 million including accrued interest. Upon receipt of the 30-Day Letter, the Company will challenge the Proposed Assessment by filing a formal protest with the Appeals Division of the IRS. During the protest period, the Company will not pay the Proposed Assessment as the Company intends to vigorously defend its positions.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

HD Supply evaluates performance of each segment based on operating income before restructuring charges and goodwill impairments. The following tables present Net sales and operating income before charges by segment for the periods indicated (amounts in millions):

	Three Months Ended

	July 31, 2011		August 1, 2010

	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

Waterworks	$496	$8	$448	$5
Facilities Maintenance	507	69	467	58
White Cap	255	(2)	228	(10)
Utilities	282	7	247	6
IPVF	171	12	137	6
Plumbing	112	(4)	107	(8)
CTI	49	(6)	58	(7)
Other, Corporate, & Eliminations	285	(11)	270	(20)

Total operations before charges	$2,157	73	$1,962	30

Restructuring charge		–		3

Total operating income (loss)		73		27
Interest expense		159		155
Other (income) expense, net		–		(1)

Income (loss) from continuing operations before provision for income taxes		$(86)		$(127)

	Six Months Ended

	July 31, 2011		August 1, 2010

	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

Waterworks	$883	$5	$857	$–
Facilities Maintenance	944	115	867	98
White Cap	471	(13)	433	(28)
Utilities	551	12	483	12
IPVF	341	23	283	13
Plumbing	223	(11)	211	(15)
CTI	90	(14)	113	(16)
Other, Corporate, & Eliminations	542	(32)	515	(50)

Total operations before charges	$4,045	85	$3,762	14

Restructuring charge		–		8

Total operating income (loss)		85		6
Interest expense		317		311
Other (income) expense, net		(1)		2

Income (loss) from continuing operations before provision for income taxes		$(231)		$(307)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present depreciation and amortization by segment for the periods indicated (amounts in millions):

	Three Months Ended
	July 31, 2011			August 1, 2010
	Depreciation & Software Amortization	Other Intangible Amortization	Total	Depreciation & Software Amortization	Other Intangible Amortization	Total
Waterworks	$1	$24	$25	$1	$24	$25
Facilities Maintenance	7	19	26	7	19	26
White Cap	4	5	9	5	5	10
Utilities	–	5	5	–	5	5
IPVF	–	4	4	–	4	4
Plumbing	–	1	1	1	1	2
CTI	3	–	3	3	–	3
Other & Corporate	8	7	15	12	7	19

Total continuing operations	$23	$65	$88	$29	$65	$94

	Six Months Ended
	July 31, 2011			August 1, 2010
	Depreciation & Software Amortization	Other Intangible Amortization	Total	Depreciation & Software Amortization	Other Intangible Amortization	Total
Waterworks	$2	$47	$49	$2	$47	$49
Facilities Maintenance	14	38	52	14	37	51
White Cap	8	10	18	10	10	20
Utilities	1	9	10	1	9	10
IPVF	2	7	9	1	7	8
Plumbing	2	1	3	4	1	5
CTI	4	1	5	6	1	7
Other & Corporate	14	17	31	20	18	38

Total continuing operations	$47	$130	$177	$58	$130	$188

NOTE 14 – SUBSIDIARY GUARANTORS

The Company has issued 12.0% Senior Notes and 13.5% Senior Subordinated Notes (collectively the “Notes”) guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect 100 percent-owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several. The subsidiaries of the Company that do not guarantee the Notes (“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of the Company and are made up of the Company’s operations in Canada and a non-operating subsidiary in the United States that holds an investment of $349 million in principal, $221 million net of the discount at July 31, 2011, of the Company’s 13.5% Senior Subordinated Notes, which is eliminated in consolidation.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS

	Three Months Ended July 31, 2011

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$2,042	$115	$–	$2,157
Cost of sales	–	1,472	84	–	1,556

Gross Profit	–	570	31	–	601
Operating expenses:
Selling, general and administrative	19	400	21	–	440
Depreciation and amortization	3	85	–	–	88

Total operating expenses	22	485	21	–	528
Operating Income (Loss)	(22)	85	10	–	73
Interest expense	179	84	1	(105)	159
Interest (income)	(85)	(1)	(19)	105	–
Net (earnings) loss of equity affiliates	(20)	–	–	20	–

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(96)	2	28	(20)	(86)
Provision (benefit) for income taxes	5	–	10	–	15

Income (Loss) from Continuing Operations	(101)	2	18	(20)	(101)
Income from discontinued operations, net of tax	–	–	–	–	–

Net Income (Loss)	$(101)	$2	$18	$(20)	$(101)

	Three Months Ended August 1, 2010

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$1,865	$97	$–	$1,962
Cost of sales	–	1,346	72	–	1,418

Gross Profit	–	519	25	–	544
Operating expenses:
Selling, general and administrative	19	385	17	–	421
Depreciation and amortization	4	88	1	–	93
Restructuring	–	3	–	–	3

Total operating expenses	23	476	18	–	517
Operating Income (Loss)	(23)	43	7	–	27
Interest expense	173	86	–	(104)	155
Interest (income)	(84)	(2)	(18)	104	–
Other (income) expense, net	(1)	–	–	–	(1)
Net loss of equity affiliates	19	–	–	(19)	–

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(130)	(41)	25	19	(127)
Provision (benefit) for income taxes	(15)	(5)	8	–	(12)

Income (Loss) from Continuing Operations	(115)	(36)	17	19	(115)
Income from discontinued operations, net of tax	–	–	–	–	–

Net Income (Loss)	$(115)	$(36)	$17	$19	$(115)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS (Continued)

	Six Months Ended July 31, 2011

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$3,826	$219	$–	$4,045
Cost of sales	–	2,756	161	–	2,917

Gross Profit	–	1,070	58	–	1,128
Operating expenses:
Selling, general and administrative	37	786	44	–	867
Depreciation and amortization	6	169	1	–	176

Total operating expenses	43	955	45	–	1,043
Operating Income (Loss)	(43)	115	13	–	85
Interest expense	357	169	1	(210)	317
Interest (income)	(169)	(2)	(39)	210	–
Other (income) expense, net	(1)	–	–	–	(1)
Net loss of equity affiliates	27	–	–	(27)	–

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(257)	(52)	51	27	(231)
Provision (benefit) for income taxes	8	8	19	–	35

Income (Loss) from Continuing Operations	(265)	(60)	32	27	(266)
Income from discontinued operations, net of tax	–	–	1	–	1

Net Income (Loss)	$(265)	$(60)	$33	$27	$(265)

	Six Months Ended August 1, 2010

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$–	$3,576	$186	$–	$3,762
Cost of sales	–	2,580	137	–	2,717

Gross Profit	–	996	49	–	1,045
Operating expenses:
Selling, general and administrative	46	762	36	–	844
Depreciation and amortization	9	176	2	–	187
Restructuring	–	8	–	–	8

Total operating expenses	55	946	38	–	1,039
Operating Income (Loss)	(55)	50	11	–	6
Interest expense	349	171	–	(209)	311
Interest (income)	(170)	(3)	(36)	209	–
Other (income) expense, net	2	–	–	–	2
Net loss of equity affiliates	92	–	–	(92)	–

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(328)	(118)	47	92	(307)
Provision (benefit) for income taxes	(11)	4	17	–	10

Income (Loss) from Continuing Operations	(317)	(122)	30	92	(317)
Income from discontinued operations, net of tax	–	–	–	–	–

Net Income (Loss)	$(317)	$(122)	$30	$92	$(317)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	July 31, 2011
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$36	$14	$41	$–	$91
Receivables, net	–	1,092	77	–	1,169
Inventories	–	1,094	84	–	1,178
Deferred tax asset	42	33	3	3	81
Intercompany receivable	–	2	–	(2)	–
Other current assets	11	42	7	–	60

Total current assets	89	2,277	212	1	2,579

Property and equipment, net	61	309	5	–	375
Goodwill	–	3,144	8	–	3,152
Intangible assets, net	–	861	5	–	866
Deferred tax asset	150	–	4	(154)	–
Investment in subsidiaries	2,924	–	–	(2,924)	–
Intercompany notes receivable	3,054	233	–	(3,287)	–
Other assets	164	4	244	(241)	171

Total assets	$6,442	$6,828	$478	$(6,605)	$7,143

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11	$787	$50	$–	$848
Accrued compensation and benefits	36	65	4	–	105
Current installments of long-term debt	10	–	–	–	10
Intercompany payables	–	–	2	(2)	–
Other current liabilities	157	114	12	–	283

Total current liabilities	214	966	68	(2)	1,246

Long-term debt, excluding current installments	5,722	–	–	(221)	5,501
Deferred tax liabilities	–	249	–	(151)	98
Intercompany notes payable	233	3,054	–	(3,287)	–
Other liabilities	426	38	7	(20)	451

Total liabilities	6,595	4,307	75	(3,681)	7,296

Stockholders’ equity (deficit)	(153)	2,521	403	(2,924)	(153)

Total liabilities and stockholders’ equity (deficit)	$6,442	$6,828	$478	$(6,605)	$7,143

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Six Months Ended July 31, 2011
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows from operating activities	$(268)	$(21)	$(7)	$–	$(296)
Cash flows from investing activities
Capital expenditures	(8)	(27)	–	–	(35)
Proceeds from sales of property and equipment	–	4	–	–	4
Purchase of investments	(21)	–	–	–	(21)
Proceeds from sale of a business	–	–	11	–	11
Payments for a business acquired	–	(21)	–	–	(21)
Proceeds from (payments of) intercompany notes	–	71	–	(71)	–
Net cash flows from investing activities	(29)	27	11	(71)	(62)
Cash flows from financing activities
Borrowings (repayments) of intercompany notes	(71)	–	–	71	–
Repayments of long-term debt	(5)	–	–	–	(5)
Borrowings on long-term revolver	632	–	–	–	632
Repayments of long-term revolver	(472)	–	–	–	(472)
Net cash flows from financing activities	84	–	–	71	155
Effect of exchange rates on cash	–	–	2	–	2
Net increase (decrease) in cash & cash equivalents	$(213)	$6	$6	$–	$(201)
Cash and cash equivalents at beginning of period	249	8	35	–	292
Cash and cash equivalents at end of period	$36	$14	$41	$–	$91

	Six Months Ended August 1, 2010
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows from operating activities	$342	$10	$3	$–	$355
Cash flows from investing activities
Capital expenditures	(2)	(19)	(1)	–	(22)
Proceeds from sales of property and equipment	–	1	–	–	1
Proceeds from (payments of) intercompany notes	–	7	–	(7)	–
Net cash flows from investing activities	(2)	(11)	(1)	(7)	(21)
Cash flows from financing activities
Equity contribution	1	–	–	–	1
Borrowings (repayments) of intercompany notes	(7)	–	–	7	–
Repayments of long-term debt	(35)	–	–	–	(35)
Repayments of long-term revolver	(482)	–	–	–	(482)
Debt modification costs	(34)	–	–	–	(34)
Net cash flows from financing activities	(557)	–	–	7	(550)
Effect of exchange rates on cash	–	–	2	–	2
Net increase (decrease) in cash & cash equivalents	$(217)	$(1)	$4	$–	$(214)
Cash and cash equivalents at beginning of period	479	8	52	–	539
Cash and cash equivalents at end of period	$262	$7	$56	$–	$325

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Comprehensive income – In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 will not have an impact on the Company’s financial position or results of operations.

NOTE 16 – SUBSEQUENT EVENT

On August 25, 2011, the Company entered into a definitive agreement to sell all of the issued and outstanding equity interests in its Plumbing/HVAC business to Hajoca Corporation. The transaction is expected to close in September 2011 upon the satisfaction of customary closing conditions, including obtaining requisite government approvals. Upon the closing of the transaction, the Company anticipates recording a modest gain and expects to utilize the funds from the transaction for growth initiatives. In accordance with ASC 205-20, Discontinued Operations, the results of the Plumbing/HVAC operations and the related gain will be reflected as discontinued operations beginning in the third quarter of fiscal 2011.

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

Overview

HD Supply, Inc. (the “Company,” “we,” or “HD Supply”) is one of the largest wholesale distributors, based on sales, serving the highly fragmented U.S. and Canadian Infrastructure & Energy, Maintenance, Repair & Improvement, and Specialty Construction market sectors. Through 771 locations across the United States and Canada, we operate a diverse portfolio of distribution businesses that provide over 1 million SKUs to over 450,000 professional customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses.

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

On August 25, 2011, the Company entered into a definitive agreement to sell all of the issued and outstanding equity interests in its Plumbing/HVAC business to Hajoca Corporation. The transaction is expected to close in September 2011 upon the satisfaction of customary closing conditions, including obtaining requisite government approvals. Upon the closing of the transaction, the Company anticipates recording a modest gain and expects to utilize the funds from the transaction for growth initiatives. In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, the results of the Plumbing/HVAC operations and the related gain will be reflected as discontinued operations beginning in the third quarter of fiscal 2011.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Discontinued operations

On February 28, 2011, HD Supply Canada sold substantially all of the assets of SESCO/QUESCO, an electrical products division of HD Supply Canada, to Sonepar Canada, for approximately $11 million. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) (ASC 205-20, Discontinued Operations), the results of the SESCO/QUESCO operations are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the SESCO/QUESCO operations as one line item on the Consolidated Statement of Operations. All prior period Consolidated Statements of Operations presented have been restated to reflect this presentation. See “Note 2, Discontinued Operations,” in the Notes to the Consolidated Financial Statements within Part I of this Form 10-Q for additional detail related to the discontinued operations.

Acquisition

On May 2, 2011, we closed on a transaction to acquire substantially all of the assets of Rexford Albany Municipal Supply Company, Inc. (“RAMSCO”) for approximately $21 million. RAMSCO specializes in distributing water, sanitary and storm sewer materials primarily to municipalities and contractors through four locations in upstate New York. These locations are operated as part of the HD Supply Waterworks business. In accordance with the acquisition method of accounting under ASC 805, Business Combinations, the results of the acquisition are reflected in our financial statements from the date of acquisition forward.

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

Basis of presentation

The three months ended July 31, 2011 (“second quarter 2011”) and August 1, 2010 (“second quarter 2010”) both include thirteen weeks. The six months ended July 31, 2011 and August 1, 2010 both include twenty-six weeks.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Consolidated results of operations

	Three Months Ended		Percentage Increase (Decrease)	Six Months Ended		Percentage Increase (Decrease)
	July 31, 2011	August 1, 2010		July 31, 2011	August 1, 2010
Net Sales	$2,157	$1,962	10.0	$4,045	$3,762	7.5
Gross Profit	601	544	10.5	1,128	1,045	7.9
Operating expenses:
Selling, general and administrative	440	421	4.5	867	844	2.7
Depreciation and amortization	88	93	(5.4)	176	187	(5.9)
Restructuring	–	3	*	–	8	*

Total operating expenses	528	517	2.1	1,043	1,039	0.4

Operating Income	73	27	*	85	6	*
Interest expense	159	155	2.6	317	311	1.9
Other (income) expense, net	–	(1)	*	(1)	2	*

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(86)	(127)	(32.3)	(231)	(307)	(24.8)
Provision (benefit) for income taxes	15	(12)	*	35	10	*

Income (Loss) from Continuing Operations	(101)	(115)	(12.2)	(266)	(317)	(16.1)
Income from discontinued operations, net of tax	–	–	–	1	–	*

Net Income (Loss)	$(101)	$(115)	(12.2)	$(265)	$(317)	(16.4)

Other financial data:
EBITDA	$161	$122	32.0	$263	$192	37.0
Adjusted EBITDA	$166	$128	29.7	$273	$213	28.2
*	Not meaningful

	% of Net Sales			% of Net Sales
	Three Months Ended		Basis Point Increase (Decrease)	Six Months Ended		Basis Point Increase (Decrease)
	July 31, 2011	August 1, 2010		July 31, 2011	August 1, 2010
Net Sales	100.0	100.0		100.0	100.0
Gross Profit	27.9	27.7	20	27.9	27.8	10
Operating expenses:
Selling, general and administrative	20.4	21.5	(110)	21.4	22.4	(100)
Depreciation and amortization	4.1	4.7	(60)	4.4	5.0	(60)
Restructuring	–	0.1	(10)	–	0.2	(20)
Total operating expenses	24.5	26.3	(180)	25.8	27.6	(180)

Operating Income (Loss)	3.4	1.4	200	2.1	0.2	190
Interest expense	7.4	7.9	(50)	7.8	8.3	(50)
Other (income) expense, net	–	–	–	–	0.1	(10)
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(4.0)	(6.5)	(250)	(5.7)	(8.2)	(250)
Provision (benefit) for income taxes	0.7	(0.6)	130	0.9	0.2	70
Income (Loss) from Continuing Operations	(4.7)	(5.9)	(120)	(6.6)	(8.4)	(180)
Income from discontinued operations, net of tax	–	–	–	–	–	–

Net Income (Loss)	(4.7)	(5.9)	(120)	(6.6)	(8.4)	(180)

Other financial data:
EBITDA	7.5	6.2	130	6.5	5.1	140
Adjusted EBITDA	7.7	6.5	120	6.7	5.7	100

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Highlights

Net sales in second quarter 2011 increased $195 million, or 10.0%, compared to second quarter 2010. All of our market sectors realized increases in Net sales, led by the Infrastructure & Energy market sector. Despite the negative impact of the economy, during second quarter 2011, our sales initiatives, continued focus on margin expansion and cost control resulted in an improvement in our Operating income of $46 million as compared to second quarter 2010. In addition, we continue to maintain strong liquidity, with $1.2 billion available as of July 31, 2011.

Our improvements in Net Sales and Operating income were achieved despite the continued weak economy and construction markets. Single-family housing starts are expected to decline between 5% and 10% in 2011, due in part to the expiration of the housing stimulus in second quarter 2010, but are projected to increase by a 20% to 30% compound annual rate from 2011 to 2014. Non-residential construction is expected to decline 4% to 7% in 2011 versus 2010. A compound annual growth rate of between 6% and 15% is forecasted from 2011 to 2014.

Net sales

Net sales in second quarter 2011 increased $195 million, or 10.0%, compared to second quarter 2010 and $283 million, or 7.5%, in the first six months of fiscal 2011 as compared to the same period in fiscal 2010.

The increase in Net sales in second quarter 2011 was driven by our Infrastructure & Energy market sector, though Net sales also increased at the Maintenance, Repair & Improvement and Specialty Construction market sectors. Net sales were positively impacted by improvements in the infrastructure and energy markets, sales initiatives, and commodity prices.

Gross profit

Gross profit increased $57 million, or 10.5%, during second quarter 2011 as compared to second quarter 2010 and $83 million, or 7.9%, during the first six months of fiscal 2011 as compared to the same period in fiscal 2010.

An increase in gross profit in second quarter 2011 was experienced across all of our market sectors. The improvements in gross profit were primarily driven by increased market volumes, sales initiatives, and commodity prices.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 20 basis points to 27.9% in second quarter 2011 from 27.7% in second quarter 2010 and approximately 10 basis points to 27.9% in the first six months of fiscal 2011 as compared to 27.8% in the first six months of fiscal 2010. The increases were driven by product mix and the impact of fluctuating commodity prices.

Operating expenses

Operating expenses increased $11 million, or 2.1%, during second quarter 2011 as compared to second quarter 2010 and $4 million, or 0.4%, during the first six months of fiscal 2011 as compared to the same period in fiscal 2010.

Selling, general and administrative expenses increased $19 million, or 4.5%, in second quarter 2011 as compared to second quarter 2010 and $23 million, or 2.7%, in the first six months of fiscal 2011 as compared to the same period in fiscal 2010. The increase in both periods is primarily as a result of increases in variable expenses due to sales volume increases and an increase in employee benefits related to the restoration of the Company’s match on the 401(k) defined contribution plan. Depreciation and amortization expense decreased $5 million, or 5.4%, in second quarter 2011 and $11 million, or 5.9% in the first six months of fiscal 2011 as compared to the same periods in fiscal 2010, primarily due to disciplined capital expenditures. During second quarter 2010 and the first six months of fiscal 2010, we recorded $3 million and $8 million, respectively, of restructuring charges under the fiscal 2009 restructuring plan.

Operating expenses as a percentage of Net sales decreased approximately 180 basis points in both the second quarter 2011 and the first six months of fiscal 2011, as compared to the same periods in fiscal 2010. The improvement reflects the reduction in restructuring charges and Depreciation and amortization expense in both periods of fiscal 2011 as compared to the same periods in fiscal 2010. In addition, the improvement reflects the

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

leverage of fixed costs through sales volume increases and efforts to control variable expenses at all of our market sectors in both periods of fiscal 2011 as compared to the same periods in fiscal 2010. The first six months of fiscal 2011 were also positively impacted by a reduction in personnel expenses at our corporate operations.

Operating income (loss)

Operating income increased $46 million during second quarter 2011 and $79 million in the first six months of fiscal 2011 as compared to the same periods in fiscal 2010, as a result of the improvement in Net sales and Gross profit and control over growth in Operating expenses.

Operating income as a percentage of Net sales increased approximately 200 basis points in second quarter 2011 and 190 basis in the first six months of fiscal 2011 as compared to the same periods in fiscal 2010. The improvement in both periods was driven by our Specialty Construction and Maintenance, Repair & Improvement market sectors and, to a lesser extent, our Infrastructure & Energy market sector.

Interest expense

Interest expense increased $4 million, or 2.6%, during second quarter 2011 and $6 million, or 1.9%, in the first six months of fiscal 2011 as compared to the same periods of 2010. The increase in interest expense in both periods is due to an increase in the principal of the 13.5% Senior Subordinated Notes due to the paid-in-kind interest capitalization, substantially offset by a decline in average debt balances on the ABL Credit Facility and Cash Flow Revolver. The second quarter 2011 interest expense was also impacted by a reduction in interest rates on our variable rate debt as compared to second quarter 2010.

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

Provision (benefit) for income taxes

The provision for income taxes from continuing operations in second quarter 2011 was $15 million compared to a $12 million benefit in second quarter 2010. The effective rate for continuing operations for second quarter 2011 was a provision of 17.4%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, additional unrecognized tax benefits and the accrual of income taxes for foreign and certain state jurisdictions. The effective rate for continuing operations for second quarter 2010 was a benefit of 9.4%, driven by the impact of a $33 million increase in the valuation allowance on deferred tax assets.

The provision for income taxes from continuing operations in the first six months of fiscal 2011 was $35 million compared to a $10 million provision in the first six months of fiscal 2010. The effective rate for continuing operations for the first six months of fiscal 2011 was a provision of 15.2%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, additional unrecognized tax benefits and the accrual of income taxes for foreign and certain state jurisdictions. The effective rate for continuing operations for the first six months of fiscal 2010 was a provision of 3.2%, driven by the impact of a $117 million increase in the valuation allowance on deferred tax assets.

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

EBITDA increased $39 million, or 32.0%, in second quarter 2011 as compared to second quarter 2010 and Adjusted EBITDA increased $38 million, or 29.7%, in second quarter 2011 as compared to second quarter 2010. EBITDA increased $71 million, or 37.0%, in the first six months of fiscal 2011 as compared to the same period in fiscal 2010 and Adjusted EBITDA increased $60 million, or 28.2%, in the first six months of fiscal 2011 as compared to the same period in fiscal 2010. The increase in EBITDA and Adjusted EBITDA in both periods is primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 120 basis points to 7.7% in second quarter 2011 and approximately 100 basis points to 6.7% in the first six months of fiscal 2011 as compared to the same periods in fiscal 2010, primarily due to the leverage of fixed costs through sales volume increases and efforts to control variable expenses.

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

The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended		Six Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Net income (loss)	$(101)	$(115)	$(265)	$(317)
Less income (loss) from discontinued operations, net of tax	–	–	1	–

Income (loss) from continuing operations	(101)	(115)	(266)	(317)

Interest expense, net	159	155	317	311
Provision (benefit) from income taxes	15	(12)	35	10
Depreciation and amortization	88	94	177	188

EBITDA	$161	$122	$263	$192

Adjustments to EBITDA:
Other (income) expense, net (i)	–	(1)	(1)	2
Restructuring charge (ii)	–	3	–	8
Stock-based compensation (iii)	5	4	9	8
Management fee & related expenses paid to Equity Sponsors (iv)	2	2	3	3
Other	(2)	(2)	(1)	–

Adjusted EBITDA	$166	$128	$273	$213

(i)	Represents the loss on extinguishment of debt, the gains/losses associated with the changes in fair value of interest rate swap contracts not accounted for under hedge accounting, and other non-operating income/expense.
(ii)	Represents the costs incurred for employee reductions and branch closures or consolidations. These costs include occupancy costs, severance, and other costs incurred to exit a location.
(iii)	Represents stock-based compensation costs for stock options.
(iv)	The Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee. In addition, the Company reimburses certain Equity Sponsor expenses.

Amounts were derived from our consolidated financial statements.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Results of operations by market sector

Infrastructure & Energy

	Three Months Ended			Six Months Ended
Dollars in millions	July 31, 2011	August 1, 2010	Increase (Decrease)	July 31, 2011	August 1, 2010	Increase (Decrease)
Net sales	$1,082	$954	13.4%	$2,034	$1,848	10.1%
Operating income	28	17	64.7%	42	23	82.6%
% of Net sales	2.6%	1.8%	80 bps	2.1%	1.2%	90 bps

Net Sales

Net sales increased $128 million, or 13.4%, in second quarter 2011 as compared to second quarter 2010 and $186 million, or 10.1% in the first six months of fiscal 2011 as compared to the same period in fiscal 2010.

All four businesses within the Infrastructure & Energy sector experienced an increase in Net sales in second quarter 2011 and in the first six months of fiscal 2011 as compared to the same periods in fiscal 2010.

The Net sales increase in second quarter 2011 and the first six months of fiscal 2011 was primarily due to improving energy market conditions, new sales initiatives, and favorable impacts from fluctuating commodity prices, primarily copper at Electrical, nickel at IPVF, and polyvinyl chloride (“PVC”) at Waterworks. Net sales at Waterworks were also favorably impacted in second quarter 2011 by the acquisition of RAMSCO.

Operating income

Operating income increased $11 million, or 64.7%, in second quarter 2011 as compared to second quarter 2010 and $19 million, or 82.6% in the first six months of fiscal 2011 as compared to the same period in fiscal 2010.

All four businesses within the Infrastructure & Energy sector experienced an increase in Operating income in second quarter 2011 and in the first six months of fiscal 2011 as compared to the same periods in fiscal 2010.

The increase in operating income during second quarter 2011 and the first six months of fiscal 2011 was primarily due to volume increases and positive impacts from fluctuating commodity prices, partially offset by competitive gross margin pressure and higher Selling, general and administrative costs, primarily due to variable compensation as a result of higher volumes.

Operating income as a percentage of Net sales increased approximately 80 basis points in second quarter 2011 as compared to second quarter 2010. The increase was driven primarily by gross margin improvements at IPVF and the leverage of fixed costs through sales volume increases and efforts to control variable expenses at all four businesses, partially offset by gross margin compression at Electrical, Waterworks and Utilities. Operating income as a percentage of Net sales increased approximately 90 basis points in the first six months of fiscal 2011 as compared to the same period in fiscal 2010. The increase was driven primarily by gross margin improvements at IPVF, and to a lesser extent Waterworks, and the leverage of fixed costs through sales volume increases and efforts to control variable expenses at IPVF and Electrical, partially offset by gross margin compression at Utilities and Electrical.

Maintenance, Repair & Improvement

	Three Months Ended			Six Months Ended
Dollars in millions	July 31, 2011	August 1, 2010	Increase (Decrease)	July 31, 2011	August 1, 2010	Increase (Decrease)
Net sales	$616	$577	6.8%	$1,143	$1,084	5.4%
Operating income	80	60	33.3%	128	106	20.8%
% of Net sales	13.0%	10.4%	260 bps	11.2%	9.8%	140 bps

Net Sales

Net sales increased $39 million, or 6.8%, in second quarter 2011 as compared to second quarter 2010 and $59 million, or 5.4% in the first six months of fiscal 2011 as compared to the same period in fiscal 2010.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The increase in Net sales in second quarter 2011 and the first six months of fiscal 2011 was driven by Facilities Maintenance, which had increases of $40 million, or 8.8%, and $77 million, or 8.9%, respectively. The Net sales growth at Facilities Maintenance in both periods was primarily due to new initiatives in the hospitality, multi-family, and healthcare markets and improving market conditions in the hospitality and multi-family markets. Repair & Remodel also had an increase in Net sales in both periods primarily due to the opening of a new location in the Los Angeles market. In addition, Net sales at Repair & Remodel in second quarter 2011 were favorably impacted by same-store sales increases. Crown Bolt experienced a decline in Net sales in both periods of fiscal 2011 as compared to the same periods of fiscal 2010 primarily due to the discontinuation of the audio visual product line at the end of fiscal 2010 and weakness in the home improvement market.

Operating income

Operating income increased $20 million, or 33.3%, in second quarter 2011 as compared to second quarter 2010 and $22 million, or 20.8% in the first six months of fiscal 2011 as compared to the same period in fiscal 2010.

The increase in Operating income in second quarter 2011 was driven by Facilities Maintenance and Crown Bolt, and, to a lesser extent, by Repair & Remodel. The increase in Operating income in the first six months of fiscal 2011 as compared to the same period in fiscal 2010 was driven by Facilities Maintenance, and, to a lesser extent, Crown Bolt and Repair & Remodel. The increases at Facilities Maintenance in both the second quarter and the year-to-date period were driven by volume increases and new sales initiatives, partially offset by increased Selling, general and administrative expense related to the volume increases and new initiatives. The increases in both periods at Crown Bolt were driven by gross margin improvements and a reduction in operating expenses, including depreciation and amortization. The increases in both periods at Repair & Remodel were driven by volume increases and a reduction in operating expenses, including depreciation and amortization.

Operating income as a percentage of Net sales increased approximately 260 basis points in second quarter 2011 as compared to second quarter 2010 and approximately 140 basis points in the first six months of fiscal 2011 as compared to the same period in fiscal 2010. The increase in second quarter 2011 was driven by gross margin improvements across all three businesses, the leverage of fixed costs through sales volume increases and efforts to control variable expenses at Facilities Maintenance, and the reduction of operating expenses at Repair & Remodel and Crown Bolt. The increase in Operating income as a percentage of Net sales in the first six months of fiscal 2011 was primarily due the leverage of fixed costs through sales volume increases and efforts to control variable expense at Facilities Maintenance and gross margin improvements at Crown Bolt.

Specialty Construction

	Three Months Ended			Six Months Ended
Dollars in millions	July 31, 2011	August 1, 2010	Increase (Decrease)	July 31, 2011	August 1, 2010	Increase (Decrease)
Net sales	$417	$393	6.1%	$784	$757	3.6%
Operating loss	(13)	(27)	(51.9)%	(39)	(66)	(40.9)%
% of Net sales	(3.1)%	(6.9)%	(380) bps	(5.0)%	(8.7)%	(370) bps

Net Sales

Net sales increased $24 million, or 6.1%, in second quarter 2011 as compared to second quarter 2010 and $27 million, or 3.6% in the first six months of fiscal 2011 as compared to the same period in fiscal 2010.

The increase in Net sales during the second quarter 2011 was driven by a $33 million increase at White Cap and Plumbing, partially offset by a Net sales decline of $10 million at CTI. The increase in Net sales during the first six months of fiscal 2011 was driven by a $50 million increase at White Cap and Plumbing, partially offset by a Net sales decline of $23 million at CTI.

The increases in Net sales during both periods of fiscal 2011 at White Cap and Plumbing were driven primarily by sales initiatives and rising commodity prices, primarily steel and copper. The decreases in Net sales during both periods of fiscal 2011 at CTI were driven by volume declines in the residential construction market, in part due to the expiration of the U.S. tax incentives for homebuyers in the second quarter of fiscal 2010.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Operating loss

Operating loss declined favorably by $14 million in second quarter 2011 and $27 million in the first six months of fiscal 2011 as compared to the same periods in fiscal 2010.

The favorable declines in Operating loss in both second quarter 2011 and the first six months of fiscal 2011 were driven by White Cap, and, to a lesser extent, CTI and Plumbing. The favorable declines at White Cap in both periods of fiscal 2011 were primarily driven by gross profit increases as a result of volume and commodity impacts, the leverage of fixed costs through sales volume increases, and efforts to control variable expenses. In addition, depreciation and amortization expense in both second quarter 2011 and the first six months of fiscal 2011 was lower for all three businesses within the market sector and fiscal 2010 Operating loss was unfavorably impacted by restructuring charges at White Cap and CTI in both second quarter and the first six months of fiscal 2010.

Operating loss as a percentage of Net sales improved approximately 380 basis points in second quarter 2011 as compared to second quarter 2010 and approximately 370 basis points in the first six months of fiscal 2011 as compared to the same period in fiscal 2010. The improvement in second quarter 2011 was primarily due to the leverage of fixed costs through sales volume increases and efforts to control variable expenses at White Cap and Plumbing, partially offset by gross margin compression at Plumbing. The impact of volume declines at CTI was offset by improvements in gross margins and a reduction in operating expenses. The improvement in Operating loss as a percentage of Net sales during the first six months of fiscal 2011 was primarily due to improved gross margins at White Cap and CTI, partially offset by gross margin compression at Plumbing and by volume declines at CTI that outpaced the reduction in fixed costs of the business. In addition, Operating loss as a percentage of Net sales in both second quarter 2010 and the first six months of fiscal 2010 was unfavorably impacted by restructuring charges.

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

During the second quarter of fiscal 2011, the Company’s use of cash was primarily used in business operations, including but not limited to, payments for inventories, payments of operating expenses, funding capital expenditures, and the payment of interest on debt. This use of cash was partially offset by cash receipts from operations and external financing arrangements.

As of July 31, 2011, our combined liquidity of approximately $1.2 billion is comprised of $91 million in cash and cash equivalents and $1.1 billion of available borrowings. The available borrowings include $200 million under our Revolving Credit Facility, which matures on August 30, 2013, and $879 million under our ABL Revolving Credit Facility, based on qualifying inventory and receivables, which matures on April 1, 2014.

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

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

Amounts in millions	Six Months Ended		Increase (Decrease)
	July 31, 2011	August 1, 2010

Operating activities	$(296)	$355	$(651)
Investing activities	$(62)	$(21)	$(41)
Financing activities	$155	$(550)	$705

Working capital

Working capital, excluding cash and cash equivalents, increased to $1,242 million as of July 31, 2011 from $1,097 million as of August 1, 2010. The increase was primarily driven by an increase in Receivables and Inventory, partially offset by a decrease in net deferred tax assets and other current liabilities. We continue to focus on asset management initiatives that are intended to improve our working capital.

Operating activities

Cash flow from operating activities in the first six months of fiscal 2011 was a use of $296 million compared with cash provided by operating activities of $355 million in the first six months of fiscal 2010. This decrease was primarily due to the receipt of an IRS refund in first quarter 2010 of $220 million, which is reflected in the Consolidated Statement of Cash Flows as a change in other current assets, and the timing of payments for the purchase of inventory.

Investing activities

During the first six months of fiscal 2011, cash used in investing activities was $62 million, driven by $35 million in capital expenditures, $21 million in business acquisition payments, and $21 million in investment purchases, partially offset by $11 million of proceeds from the sale of a business. During the first six months of fiscal 2010, cash used in investing activities was $21 million, driven by $22 million of capital expenditures.

Financing activities

During the first six months of fiscal 2011, cash provided by financing activities was $155 million, due to net debt borrowings. During the first six months of fiscal 2010, cash used in financing activities was $550 million, due to debt repayments of $517 million, including the prepayment on the Term Loan of $30 million, and $34 million in financing fees related to the amendment of our credit agreements in March 2010.

External Financing

As of July 31, 2011, we have an aggregate principal amount of $5.5 billion of outstanding debt, $200 million of available borrowings under our Revolving Credit Facility and $901 million of available borrowings under our ABL Credit Facility (after giving effect to the borrowing base limitations and approximately $72 million in letters of credit issued and including $22 million of borrowings available on qualifying cash balances).

Our outstanding debt as of July 31, 2011 and January 30, 2011 consisted of the following outstanding principal amounts with respective interest rates (dollars in millions):

	July 31, 2011		January 30, 2011
	Outstanding Principal	Interest Rate %	Outstanding Principal	Interest Rate %
Term Loan due August 30, 2012	$73	1.50	$74	1.56
Term Loan due April 1, 2014	860	3.00	864	3.06
Revolving Credit Facility due August 30, 2013	–	–	–	–
ABL Revolving Credit Facility due August 30, 2012	21	1.69	–	–
ABL Revolving Credit Facility due April 1, 2014	138	3.44	–	–
ABL Term Loan due April 1, 2014	214	3.45	214	3.53
12.0% Senior Notes due September 1, 2014	2,500	12.00	2,500	12.00
13.5% Senior Subordinated Notes due September 1, 2015	1,705	13.50	1,597	13.50

Total long-term debt	$5,511		$5,249

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Senior Secured Credit Facility

The Company maintains a senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a $933 million term loan (the “Term Loan”) and a $200 million revolving credit facility (the “Revolving Credit Facility”). As of July 31, 2011 and January 30, 2011, there were no outstanding Letters of Credit under the Revolving Credit Facility.

Asset Based Lending Credit Agreement

The Company maintains a $2.1 billion asset based lending credit agreement (the “ABL Credit Facility”) subject to borrowing base limitations. As of July 31, 2011, the Company had available borrowings under the ABL Credit Facility of $901 million, after giving effect to the borrowing base limitations and letters of credit issued and including $22 million of borrowings available on qualifying cash balances. As of July 31, 2011, there were approximately $10 million and $62 million, respectively, of Letters of Credit outstanding under the ABL Credit Facility due August 30, 2012 and April 1, 2014, respectively. As of January 30, 2011, there were approximately $11 million and $60 million, respectively, of Letters of Credit outstanding under the ABL Credit Facility due August 30, 2012 and April 1, 2014, respectively.

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

On September 15, 2008, Lehman Brothers filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (“Lehman’s bankruptcy”). Subsequent to Lehman’s bankruptcy, the Company drew down on the ABL Credit Facility and Lehman Brothers failed to fund their portion of the ABL Credit Facility commitment. As of July 31, 2011, outstanding borrowings under the ABL Credit Facility from Lehman Brothers were $5 million. The Administrative Agent of the ABL Credit Facility holds approximately $23 million in escrow funds, which are available to honor Lehman Brothers’ pro rata portion of any ABL Credit Facility draw. The combined available unfunded commitment from Lehman Brothers as of July 31, 2011 (without taking into consideration the ABL Credit Facility borrowing base limitations) was approximately $67 million.

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

12.0% Senior Notes and 13.5% Senior Subordinated Notes

On August 30, 2007, the Company issued $2.5 billion of Senior Notes due 2014 bearing interest at a rate of 12.0% (the “12.0% Senior Notes”). Interest payments are due each March and September 1st through maturity.

On August 30, 2007, the Company issued $1.3 billion of Senior Subordinated Notes due 2015 bearing interest at a rate of 13.5% (the “13.5% Senior Subordinated Notes”). Interest payments are due each March and September 1st through maturity except that the first eight payment periods through September 2011 must be paid in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than being paid in cash. As of July 31, 2011, the outstanding principal balance of the 13.5% Senior Subordinated Notes was $1.7 billion.

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

Fair value measurement – In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU are intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on the Company’s financial position or results of operations.

Comprehensive income – In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 will not have an impact on the Company’s financial position or results of operations.

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

There were no changes in the Company’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

21.1	List of Subsidiaries

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

September 8, 2011	By:	/S/ JOSEPH J. DEANGELO
(Date)		Joseph J. DeAngelo
President and Chief Executive Officer

/S/ RONALD J. DOMANICO
Ronald J. Domanico
Senior Vice President and Chief Financial Officer