Form 10-Q
period 2011-10-30
HD SUPPLY, INC.
filed 2011-12-07
CIK 1465264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2011

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

As of December 7, 2011, there were 1,000 shares of common stock of HD Supply, Inc. outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in millions, unaudited

	Three Months Ended		Nine Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Net Sales	$2,075	$1,874	$5,898	$5,425
Cost of sales	1,495	1,352	4,244	3,911

Gross Profit	580	522	1,654	1,514
Operating expenses:
Selling, general and administrative	417	386	1,221	1,167
Depreciation and amortization	85	89	258	271
Restructuring	—	—	—	8

Total operating expenses	502	475	1,479	1,446
Operating Income	78	47	175	68
Interest expense	160	153	477	464
Other (income) expense, net	—	(1)	(1)	1

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(82)	(105)	(301)	(397)
Provision (benefit) for income taxes	24	(15)	59	(5)

Income (Loss) from Continuing Operations	(106)	(90)	(360)	(392)
Income (Loss) from discontinued operations, net of tax	1	(9)	(10)	(24)

Net Income (Loss)	$(105)	$(99)	$(370)	$(416)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share data, unaudited

	October 30, 2011	January 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$139	$292
Receivables, less allowance for doubtful accounts of $33 and $36	1,129	907
Inventories	1,089	1,035
Deferred tax asset	77	102
Other current assets	50	45

Total current assets	2,484	2,381

Property and equipment, net	363	390
Goodwill	3,151	3,150
Intangible assets, net	799	992
Other assets	163	176

Total assets	$6,960	$7,089

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$775	$805
Accrued compensation and benefits	136	118
Current installments of long-term debt	99	10
Other current liabilities	255	272

Total current liabilities	1,265	1,205

Long-term debt, excluding current installments	5,484	5,239
Deferred tax liabilities	114	101
Other liabilities	354	448

Total liabilities	7,217	6,993

Stockholders’ equity (deficit):
Common stock, par value $0.01; authorized 1,000 shares; issued 1,000 shares at October 30, 2011 and January 30, 2011	—	—
Paid-in capital	2,676	2,660
Accumulated deficit	(2,933)	(2,563)
Accumulated other comprehensive income (loss)	—	(1)

Total stockholders’ equity (deficit)	(257)	96

Total liabilities and stockholders’ equity (deficit)	$6,960	$7,089

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	October 30, 2011	October 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(370)	$(416)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	264	279
Provision for uncollectibles	10	10
Non-cash interest expense	170	191
Stock-based compensation expense	16	13
Deferred income taxes	43	(14)
Unrealized derivative gain	(1)	(5)
Loss on extinguishment of debt	—	2
Gain on sale of businesses	(9)	—
Other	4	6
Changes in assets and liabilities:
(Increase) decrease in receivables	(262)	(206)
(Increase) decrease in inventories	(128)	(41)
(Increase) decrease in other current assets	—	226
Increase (decrease) in accounts payable and accrued liabilities	3	262
Increase (decrease) in other long-term liabilities	(4)	8

Net cash provided by (used in) operating activities	(264)	315

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(58)	(34)
Proceeds from sale of property and equipment	4	1
Purchase of investments	(23)	—
Proceeds from sale of businesses	98	—
Payment for acquisition of a business	(21)	—

Net cash provided by (used in) investing activities	—	(33)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution	—	1
Repayments of long-term debt	(8)	(38)
Borrowings on long-term revolver debt	888	178
Repayments on long-term revolver debt	(769)	(850)
Debt modification and issuance costs	—	(34)

Net cash provided by (used in) financing activities	111	(743)

Effect of exchange rates on cash and cash equivalents	—	2

Increase (decrease) in cash and cash equivalents	$(153)	$(459)
Cash and cash equivalents at beginning of period	292	539

Cash and cash equivalents at end of period	$139	$80

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

Nature of Business

HD Supply, Inc. (the “Company” or “HD Supply”) is one of the largest industrial distribution companies in North America. With a diverse portfolio of industry-leading businesses, the Company provides a broad range of products and services to over 400,000 professional customers in the infrastructure and energy, maintenance, repair and improvement, and specialty construction markets.

The Company provides an expansive offering of approximately one million SKUs of quality, name brand and propriety brand products at competitive prices. Through approximately 680 locations across 45 states and 9 Canadian provinces, HD Supply provides localized, customer-driven services including jobsite delivery, will call or direct-ship options, diversified logistics and innovative solutions that contribute to its customers’ success.

HD Supply has six reportable segments: Waterworks, Facilities Maintenance, White Cap, Utilities, Industrial Pipe, Valves and Fittings (“IPVF”), and Creative Touch Interiors (“CTI”). Other operating segments include Electrical, Crown Bolt, Repair & Remodel, and HD Supply Canada. In addition, the consolidated financial statements include Corporate, which includes enterprise-wide functional departments.

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal years ending January 29, 2012 (“fiscal 2011”) and January 30, 2011 (“fiscal 2010”) both include 52 weeks. The three months ended October 30, 2011 and October 31, 2010 both include 13 weeks and the nine months ended October 30, 2011 and October 31, 2010 both include 39 weeks.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile, workers’ compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At October 30, 2011 and January 30, 2011, self-insurance reserves totaled approximately $96 million and $101 million, respectively.

NOTE 2 – DISCONTINUED OPERATIONS

On September 9, 2011, the Company sold all of the issued and outstanding equity interests in its Plumbing/HVAC business to Hajoca Corporation for proceeds of approximately $104 million, subject to a customary working capital adjustment. Upon closing, the Company received cash proceeds of approximately $92 million, net of $8 million remaining in escrow and $4 million of transaction costs. Prior to the sale, in an effort to minimize business interruption for the Plumbing/HVAC vendors, the Company accelerated $6 million of trade accounts payable payments, which will be recovered in the final working capital adjustment. These accelerated payments are reflected as a reduction in the cash received from the sale of businesses in the Consolidated Statements of Cash Flows. As a result of the sale, the Company recorded a preliminary $7 million pre-tax gain in the third quarter of fiscal 2011, which is subject to a customary working capital adjustment that is expected to be finalized during the fourth quarter of fiscal 2011.

On February 28, 2011, HD Supply Canada sold substantially all of the assets of SESCO/QUESCO, an electrical products division of HD Supply Canada, to Sonepar Canada, and received proceeds of approximately $11 million, less $1 million remaining in escrow. As a result of the sale, the Company recorded a $2 million pre-tax gain in the first quarter of fiscal 2011.

In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, the results of the Plumbing/HVAC and SESCO/QUESCO operations and the gain on sale of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sale of businesses, net of tax, as one line item on the Consolidated Statements of Operations. All prior period Consolidated Statements of Operations presented have been restated to reflect this presentation. The following tables provide additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended
	October 30, 2011			October 31, 2010
	SESCO	Plumbing	Total	SESCO	Plumbing	Total
Net sales	$—	$48	$48	$15	$104	$119
Gain on sale of discontinued operations	—	7	7	—	—	—
Income (loss) before provision for income taxes	—	1	1	—	(9)	(9)
Provision for income taxes	—	—	—	—	—	—

Income (loss) from discontinued operations, net of tax	$—	$1	$1	$—	$(9)	$(9)

	Nine Months Ended
	October 30, 2011			October 31, 2010
	SESCO	Plumbing	Total	SESCO	Plumbing	Total
Net sales	$3	$270	$273	$38	$315	$353
Gain on sale of discontinued operations	2	7	9	—	—	—
Income (loss) before provision for income taxes	2	(11)	(9)	—	(24)	(24)
Provision for income taxes	1	—	1	—	—	—

Income (loss) from discontinued operations, net of tax	$1	$(11)	$(10)	$—	$(24)	$(24)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

HD Supply derived revenue from the sale of products to Home Depot of $66 million and $193 million in the three and nine months ended October 30, 2011, respectively, and $74 million and $221 million in the three and nine months ended October 31, 2010, respectively. The revenue was recorded at an amount that generally approximates fair value. Accounts receivable from the sale of products to Home Depot were approximately $25 million at October 30, 2011 and $27 million at January 30, 2011, and are included within Receivables in the accompanying Consolidated Balance Sheets. In addition to sales, HD Supply purchased product from Home Depot of less than $1 million in both the nine months ended October 30, 2011 and the nine months ended October 31, 2010. All purchases were recorded in Cost of sales when the inventory was sold.

Equity Sponsors

In conjunction with the closing of the Transactions, the Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee (“Sponsor Management Fee”) and related expenses through August 2017. The three and nine months ended October 30, 2011 include $1 million and $4 million, respectively, in Sponsor Management Fees and related expenses and the three and nine months ended October 31, 2010 include $1 million and $4 million, respectively, in Sponsor Management Fees and related expenses. These charges are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Management of the Company has been informed that, as of October 30, 2011, affiliates of certain of the Equity Sponsors beneficially owned approximately $833 million aggregate principal amount, or 33%, of the Company’s 12.0% Senior Notes due 2014 and approximately $713 million aggregate principal amount, or 39%, of the Company’s 13.5% Senior Subordinated Notes due 2015.

HD Supply purchased product from affiliates of the Equity Sponsors for approximately $13 million and $49 million in the three and nine months ended October 30, 2011, respectively, and approximately $7 million and $38 million in the three and nine months ended October 31, 2010, respectively. In addition, HD Supply sold product

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

to affiliates of the Equity Sponsors for $1 million and $2 million in the three and nine months ended October 30, 2011, respectively, and $1 million and $3 million in the three and nine months ended October 31, 2010, respectively. Management believes these transactions were conducted at prices that an unrelated third party would pay.

NOTE 5 – GOODWILL

The carrying amount of goodwill by reporting unit as of October 30, 2011 and January 30, 2011 is as follows (amounts in millions):

	October 30, 2011			January 30, 2011
	Gross Goodwill	Accumulated Impairments	Net Goodwill	Gross Goodwill	Accumulated Impairments	Net Goodwill
Waterworks	$1,867	$(815)	$1,052	$1,855	$(815)	$1,040
Facilities Maintenance	1,474	—	1,474	1,474	—	1,474
White Cap	183	(74)	109	183	(74)	109
Utilities	285	(99)	186	296	(99)	197
IPVF	82	(82)	—	82	(82)	—
Plumbing	—	—	—	111	(111)	—
CTI	67	(67)	—	67	(67)	—
Crown Bolt	215	—	215	215	—	215
Repair & Remodel	125	(30)	95	125	(30)	95
Electrical	20	—	20	20	—	20

Total goodwill	$4,318	$(1,167)	$3,151	$4,428	$(1,278)	$3,150

Goodwill represents the excess of purchase price over fair value of net assets acquired. HD Supply does not amortize goodwill, but does assess the recoverability of goodwill in the third quarter of each fiscal year. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests. Goodwill impairment testing is performed at the reporting unit level. There are nine reporting units within the Company to which goodwill was originally assigned, excluding the Plumbing/HVAC business, which was divested in the third quarter of fiscal 2011.

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

HD Supply performed the annual goodwill impairment testing during the third quarter of fiscal 2011 for the seven reporting units with goodwill balances (goodwill balances at two reporting units were zero prior to the annual testing). The Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis and a market comparable method, with each method being equally weighted in the calculation.

Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

earnings multiples for the market comparable approach. The cash flows employed in the DCF analyses are based on the Company’s most recent long-range forecast and, for years beyond the forecast, the Company’s estimates, which are based on estimated exit multiples ranging from six to seven times the final forecasted year earnings before interest, taxes, depreciation and amortization. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units and range from 13% to 17%. For the market comparable approach, the Company evaluated comparable company public trading values, using earnings multiples and sales multiples that are used to value the reporting units.

There was no indication of impairment in any of the Company’s reporting units during both the fiscal 2011 and fiscal 2010 annual testing and accordingly, the second step of the goodwill impairment analysis was not performed. At the time of our fiscal 2011 annual testing, the fair value of the reporting units exceeded their carrying value by the following percentages: 17% for Waterworks, 50% for Facilities Maintenance, 68% for White Cap, 32% for Utilities, 4% for Crown Bolt, 24% for Repair & Remodel, and 166% for Electrical.

The following table presents the changes in goodwill for the nine months ended October 30, 2011 and October 31, 2010 (amounts in millions).

	Nine Months Ended
	October 30, 2011	October 31, 2010
Beginning Balance	$3, 150	$3,149
Acquisition	12	—
Realization of tax deductible goodwill from a prior acquisition	(11)	—
Translation adjustment	—	1

Ending Balance	$3,151	$3,150

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

NOTE 6 — DEBT

Long-term debt consisted of the following outstanding principal amounts presented with respective interest rates as of October 30, 2011 and January 30, 2011 (dollars in millions):

	October 30, 2011		January 30, 2011
	Outstanding Principal	Interest Rate %	Outstanding Principal	Interest Rate %
Term Loan due August 30, 2012	$73	1.62	$74	1.56
Term Loan due April 1, 2014	857	3.12	864	3.06
Revolving Credit Facility due August 30, 2013	—	—	—	—
ABL Revolving Credit Facility due August 30, 2012	16	1.75	—	—
ABL Revolving Credit Facility due April 1, 2014	103	3.50	—	—
ABL Term Loan due April 1, 2014	214	3.51	214	3.53
12.0% Senior Notes due September 1, 2014	2,500	12.00	2,500	12.00
13.5% Senior Subordinated Notes due September 1, 2015	1,820	13.50	1,597	13.50

Total long-term debt	5,583		5,249
Less current installments	(99)		(10)

Long-term debt, excluding current installments	$5,484		$5,239

Senior Secured Credit Facility

The Company maintains a senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a $930 million term loan (the “Term Loan”) and a $200 million revolving credit facility (the “Revolving Credit Facility”). As of October 30, 2011 and January 30, 2011, there were no outstanding Letters of Credit under the Revolving Credit Facility.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Asset Based Lending Credit Agreement

The Company maintains a $2.1 billion asset based lending credit agreement (the “ABL Credit Facility”) subject to borrowing base limitations. As of October 30, 2011, the Company had additional availability under the ABL Credit Facility of $912 million, after giving effect to the borrowing base limitations and letters of credit issued and including $20 million of borrowings available on qualifying cash balances. As of October 30, 2011, there were approximately $10 million and $61 million, respectively, of Letters of Credit outstanding under the ABL Credit Facility due August 30, 2012 and April 1, 2014, respectively. As of January 30, 2011, there were approximately $11 million and $60 million, respectively, of Letters of Credit outstanding under the ABL Credit Facility due August 30, 2012 and April 1, 2014, respectively.

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

On September 15, 2008, Lehman Brothers filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (“Lehman’s bankruptcy”). Subsequent to Lehman’s bankruptcy, the Company drew down on the ABL Credit Facility and Lehman Brothers failed to fund their portion of the ABL Credit Facility commitment. As a result of Lehman Brothers’ default, the Company no longer pays the 0.25% unused commitment fee on Lehman Brothers’ $95 million ABL Credit Facility commitment. As of October 30, 2011, outstanding borrowings under the ABL Credit Facility from Lehman Brothers were $4 million. The Administrative Agent of the ABL Credit Facility holds approximately $24 million in escrow funds, which are available to honor Lehman Brothers’ pro rata portion of any ABL Credit Facility draw. The combined available unfunded commitment from Lehman Brothers as of October 30, 2011 (without taking into consideration the ABL Credit Facility borrowing base limitations) was approximately $67 million.

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

On August 30, 2007, the Company issued $1.3 billion of Senior Subordinated PIK Notes bearing interest at a rate of 13.5% (the “13.5% Senior Subordinated Notes”). Interest payments are due each March and September 1st through maturity except that the first eight payment periods through September 2011 were payments in kind (“PIK”) and therefore increased the balance of the outstanding indebtedness rather than paid in cash. As of October 30, 2011, the outstanding principal balance of the 13.5% Senior Subordinated Notes was $1.8 billion.

Debt covenants

The Company’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. The Company is in compliance with all such covenants.

NOTE 7 – DERIVATIVE INSTRUMENTS

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes the location and amounts of the gains or losses related to derivatives included in HD Supply’s Statements of Operations for the periods presented (amounts in millions):

		Three Months Ended		Nine Months Ended
	Location of gain (loss) in statement of operations	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Changes in fair value	Other income (expense), net	$—	$2	$1	$5
Amortization of net loss remaining in OCI at de-designation	Interest (expense)	—	—	—	(1)
Settlements	Interest (expense)	—	(2)	—	(6)

NOTE 8 – FAIR VALUE MEASUREMENTS

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

The Company’s interest rate swap contracts were measured at fair value on a recurring basis using Level 2 observable inputs. The fair value of these financial liabilities, which expired on January 31, 2011, was $1 million as of January 30, 2011.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments that are not reflected at fair value on the Consolidated Balance Sheets were as follows as of October 30, 2011 and January 30, 2011 (amounts in millions):

	As of October 30, 2011		As of January 30, 2011
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Term Loan due August 30, 2012	$73	$73	$74	$74
Term Loan due April 1, 2014	857	857	864	871
Revolving Credit Facility due August 30, 2013	—	—	—	—
ABL Revolving Credit Facility due August 30, 2012	16	16	—	—
ABL Revolving Credit Facility due April 1, 2014	103	100	—	—
ABL Term Loan due April 1, 2014	214	207	214	207
12.0% Senior Notes due September 1, 2014	2,500	2,338	2,500	2,338
13.5% Senior Subordinated Notes due September 1, 2015	1,820	1,438	1,597	1,198

Total	$5,583	$5,029	$5,249	$4,688

(1)	These amounts do not include accrued interest; accrued interest is classified as Other current liabilities in the accompanying Consolidated Balance Sheets.

The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt.

The Term Loan is guaranteed by Home Depot. Based on a review of the fair value of debt issued by companies with similar credit ratings as Home Depot, management estimates that as of October 30, 2011, the fair value of the Term Loan due August 30, 2012 was approximately 99-101% of the principal value, or $73 million, and the Term Loan due April 1, 2014 is approximately 99-101% of principal, or $857 million. Management estimated that as of January 30, 2011, the fair value of the Term Loan due August 30, 2012 was approximately 99-101% of the principal value, or $74 million, and the Term Loan due April 1, 2014 was approximately 100-102% of principal, or $871 million.

The Company’s fair value estimates for the ABL Credit Facility, 12.0% Senior Notes, and 13.5% Senior Subordinated Notes were based on recent similar credit facilities initiated by companies with like credit quality in similar industries, quoted prices for similar instruments, and inquiries with certain investment communities. Based on this data, management estimates that as of October 30, 2011, the fair value of the ABL Revolving Credit Facility due August 30, 2012 was approximately 96-101% of the principal value, or $16 million, the fair value of the ABL Revolving Credit Facility due April 1, 2014 was approximately 93-100% of the principal value, or $100 million, the fair value of the ABL Term Loan due April 1, 2014 was approximately 94-100% of the principal value, or $207 million, the fair value of the 12.0% Senior Notes was approximately 90-97% of the principal value, or $2,338 million, and the fair value of the 13.5% Senior Subordinated Notes was approximately 70-88% of principal value, or $1,438 million. Management estimated that as of January 30, 2011, the fair value of the ABL Term Loan due April 1, 2014 was approximately 94-100% of the principal value, or $207 million, the fair value of the 12.0% Senior Notes was approximately 87-100% of the principal value, or $2,338 million, and the fair value of the 13.5% Senior Subordinated Notes was approximately 65-85% of principal value, or $1,198 million.

NOTE 9 – INCOME TAXES

As of October 30, 2011, the Company’s combined federal, state and foreign effective tax rate for continuing operations for the fiscal year ending January 29, 2012 is a 19.6% provision, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, additional unrecognized tax benefits and the accrual of income taxes for foreign and certain state jurisdictions. The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other charges, as well as discrete events, such as settlements of audits. The Company is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

With regard to the increase in the valuation allowance and the impact the valuation allowance had on income tax expense, the valuation allowance was directly impacted by the increasing of the deferred tax liability for U.S. goodwill amortization for tax purposes. The deferred tax liability related to the Company’s U.S. tax deductible goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences. The Company does not believe it is “more likely than not” it will realize its U.S. deferred tax assets equal to deferred liability created by tax deductible goodwill and therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance. During the nine months ended October 30, 2011, the impact of the amortization of the indefinite lived intangibles increased income tax expense by $41 million.

The Company’s unrecognized tax benefits as of January 30, 2011 in accordance with the income taxes principles of U.S. GAAP (ASC 740, Income Taxes) were $192 million. During the three months ended October 30, 2011, the balance for unrecognized tax benefits increased $1 million as a result of gross increases for tax positions in a prior period. During the nine months ended October 30, 2011, the balance for unrecognized tax benefits increased $5 million as a result of gross increases for tax positions in a prior period. The Company’s ending balance as of October 30, 2011 for unrecognized tax benefits was $197 million. The Company’s ending net accrual for interest related to unrecognized tax benefits at October 30, 2011 and January 30, 2011 was $19 million and $14 million, respectively.

During fiscal year 2010, the Company determined that it did not meet the “more likely than not” standard that substantially all of its net U.S. deferred tax assets would be realized and therefore, the Company established a valuation allowance for its net U.S. deferred tax assets. With regard to the U.S., the Company continues to believe that a full valuation allowance is needed against its net deferred tax assets in the U.S. As of October 30, 2011, the Company’s U.S. valuation allowance was $391 million and the Company expects to continue to add to its gross deferred tax assets for anticipated net operating losses.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 1,000 shares of common stock, par value $0.01 per share. As of October 30, 2011 and January 30, 2011, 1,000 shares were issued and outstanding.

Accumulated Other Comprehensive Income (Loss)

As of October 30, 2011 accumulated other comprehensive income (loss) is less than $(1) million. As of January 30, 2011 accumulated other comprehensive income (loss) is comprised of $(1) million of cumulative foreign currency translation adjustment, net.

Total Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of the following components (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Net income (loss)	$(105)	$(99)	$(370)	$(416)
Other comprehensive income (loss):
Unrealized losses on derivatives	—	1	—	1
Foreign currency translation adjustment	(6)	—	1	6

Total comprehensive income (loss)	$(111)	$(98)	$(369)	$(409)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of October 30, 2011 and January 30, 2011 consisted of the following (amounts in millions):

	October 30, 2011	January 30, 2011
Trade receivables, net of allowance for doubtful accounts	$1,021	$837
Vendor rebate receivables	63	60
Other receivables	45	10

Total receivables, net	$1,129	$907

Other Current Liabilities

Other current liabilities as of October 30, 2011 and January 30, 2011 consisted of the following (amounts in millions):

	October 30, 2011	January 30, 2011
Accrued interest	$98	$131
Accrued non-income taxes	46	28
Branch closure & consolidation reserves	14	18
Other	97	95

Total other current liabilities	$255	$272

Significant Non-Cash Transactions

Interest payments on the 13.5% Senior Subordinated Notes are due each March and September 1st through maturity except that the first eight payment periods through September 2011 were paid in kind (“PIK”) and therefore increased the balance of the outstanding indebtedness rather than paid in cash. The Company made PIK interest payments during the third quarters of fiscal 2011 and fiscal 2010 of $115 million and $101 million, respectively, increasing the outstanding balance of the 13.5% Senior Subordinated Notes. The Company made PIK interest payments during the nine months ended October 30, 2011 and October 31, 2010 of $223 million and $196 million, respectively, increasing the outstanding balance of the 13.5% Senior Subordinated Notes.

Supplemental Cash Flow Information

Cash paid for interest in the nine months ended October 30, 2011 and October 31, 2010 was $340 million and $349 million, respectively. During the first quarter of fiscal 2010, as a result of recent tax legislation regarding net operating loss carry-back periods, the Company filed for and received a cash refund of $220 million from the Internal Revenue Service for income tax previously paid. This cash receipt is reflected in the Consolidated Statement of Cash Flows as a change in other current assets. Cash paid or received for income taxes, net of refunds, in the nine months ended October 30, 2011 and October 31, 2010 was approximately $4 million net payments and $214 million net refunds, respectively.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the activity for the liability balance, included in Other current liabilities and Other liabilities in the Consolidated Balance Sheets, related to closure and consolidation activities under the Fiscal 2009 Plan (amounts in millions):

	Occupancy Costs	Other	Total
Balance – January 30, 2011	$7	$2	$9
Cash payments	(2)	(1)	(3)

Balance October 30, 2011	$5	$1	$6

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

Occupancy Costs
Balance – January 30, 2011	$44
Cash payments	(9)

Balance – October 30, 2011	$35

The Company regularly reviews the assumptions used to estimate the net present value of the on-going lease liabilities and other occupancy costs, net of expected sublease income.

As of October 30, 2011, approximately $14 million of the liability balances for the Fiscal 2009 Plan and the Transactions & Acquisition Integration Plan is classified as a current liability on the Company’s Consolidated Balance Sheet. Payments for occupancy costs, which represent the net present value of future lease obligations, including rent, taxes, utilities, etc., less estimated sublease income of the closed branches, and for other costs, which relate primarily to equipment and vehicle leases, are expected to be substantially complete over the next six years, with certain property lease obligations extending out as far as fourteen years. The Company continues to actively pursue buyout options or subleasing opportunities for the leased properties. The expected timing of cash payments related to the branch closure and consolidation activities could change or adjustments to the reserve may become necessary depending on the success and timing of entering into these types of agreements.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

HD Supply is involved in litigation from time to time in the ordinary course of business. In Management’s opinion, none of the proceedings are material in relation to the consolidated operations, cash flows, or financial position of HD Supply and the Company has adequate reserves to cover its estimated probable loss exposure.

As of October 30, 2011, the Company maintains a $21 million demand deposit account with a financial institution that collateralizes a $20 million letter of credit issued to guarantee the financial performance of the Company for the benefit of one of the Company’s business partners. The demand deposit account is reflected within Other assets in the accompanying Consolidated Balance Sheet.

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

HD Supply has six reportable segments, each of which is presented below:

•	Waterworks – Distributes complete lines of water and wastewater transmission products, serving contractors and municipalities in all aspects of the water and wastewater industries.

•

Facilities Maintenance – Supplies maintenance, repair and operations (“MRO”) products and upgrade and renovation services largely to the multifamily, healthcare, hospitality, and institutional markets.

•	White Cap – Distributes specialized hardware, tools, building materials, and safety equipment to professional contractors.

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

•

Creative Touch Interiors (“CTI”) – Offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for residential, commercial, and senior living projects.

In addition to the reportable segments, the Company’s consolidated financial results include an Other, Corporate, & Eliminations category. Other primarily consists of Electrical, offering electrical products such as wire and cable, switch gear supplies, lighting conduit to residential and commercial contractors; Repair & Remodel, offering light remodeling and construction supplies primarily to small remodeling contractors and tradesmen; Crown Bolt, a retail distribution operator, providing program and packaging solutions, sourcing, distribution, and in-store service, primarily serving Home Depot; and HD Supply Canada, comprised of HD Supply’s Canadian operations (other than the Canadian utilities operations, which are included in the Utilities segment, and Commercial Direct,

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

which is included in the Facilities Maintenance segment). Corporate has enterprise management responsibility and centralized support functions for some of the segments, information technology, human resources, sourcing and support services. Eliminations remove material intersegment transactions.

HD Supply evaluates performance of each segment based on operating income before restructuring charges and goodwill impairments. The following tables present Net sales and operating income before charges by segment for the periods indicated (amounts in millions):

	Three Months Ended
	October 30, 2011		October 31, 2010
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Waterworks	$490	$12	$461	$7
Facilities Maintenance	497	61	438	53
White Cap	277	4	234	(5)
Utilities	294	10	263	8
IPVF	183	14	150	8
CTI	53	(4)	55	(4)
Other, Corporate, & Eliminations	281	(19)	273	(20)

Total operations before charges	$2,075	78	$1,874	47

Restructuring charge		—		—

Total operating income (loss)		78		47
Interest expense		160		153
Other (income) expense, net		—		(1)

Income (loss) from continuing operations before provision for income taxes		$(82)		$(105)

	Nine Months Ended
	October 30, 2011		October 31, 2010
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Waterworks	$1,373	$17	$1,318	$7
Facilities Maintenance	1,441	176	1,305	151
White Cap	748	(9)	667	(33)
Utilities	845	22	746	20
IPVF	524	37	433	21
CTI	143	(18)	168	(21)
Other, Corporate, & Eliminations	824	(50)	788	(69)

Total operations before charges	$5,898	175	$5,425	76

Restructuring charge		—		8

Total operating income (loss)		175		68
Interest expense		477		464
Other (income) expense, net		(1)		1

Income (loss) from continuing operations before provision for income taxes		$(301)		$(397)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present depreciation and amortization expense by segment for the periods indicated (amounts in millions):

	Three Months Ended
	October 30, 2011			October 31, 2010
	Depreciation & Software Amortization	Other Intangible Amortization	Total	Depreciation & Software Amortization	Other Intangible Amortization	Total
Waterworks	$1	$24	$25	$1	$24	$25
Facilities Maintenance	7	19	26	7	19	26
White Cap	3	5	8	4	5	9
Utilities	—	5	5	—	5	5
IPVF	—	4	4	—	4	4
CTI	2	—	2	3	—	3
Other & Corporate	8	8	16	9	8	17

Total continuing operations*	$21	$65	$86	$24	$65	$89

	Nine Months Ended
	October 30, 2011			October 31, 2010
	Depreciation & Software Amortization	Other Intangible Amortization	Total	Depreciation & Software Amortization	Other Intangible Amortization	Total
Waterworks	$3	$71	$74	$4	$70	$74
Facilities Maintenance	22	56	78	21	56	77
White Cap	10	15	25	15	15	30
Utilities	1	14	15	1	14	15
IPVF	2	11	13	2	11	13
CTI	7	1	8	9	1	10
Other & Corporate	21	26	47	27	27	54

Total continuing operations*	$66	$194	$260	$79	$194	$273

*	Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

NOTE 15—SUBSIDIARY GUARANTORS

The Company has issued 12.0% Senior Notes and 13.5% Senior Subordinated Notes (collectively the “Notes”) guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect 100 percent-owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several. The subsidiaries of the Company that do not guarantee the Notes (“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of the Company and are made up of the Company’s operations in Canada and a non-operating subsidiary in the United States that holds an investment of $373 million in principal, $253 million net of the discount at October 30, 2011, of the Company’s 13.5% Senior Subordinated Notes, which is eliminated in consolidation.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS

	Three Months Ended October 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$1,967	$108	$—	$2,075
Cost of sales	—	1,415	80	—	1,495

Gross Profit	—	552	28	—	580
Operating expenses:
Selling, general and administrative	22	374	21	—	417
Depreciation and amortization	3	81	1	—	85

Total operating expenses	25	455	22	—	502
Operating Income (Loss)	(25)	97	6	—	78
Interest expense	180	84	—	(104)	160
Interest (income)	(84)	—	(20)	104	—
Net (earnings) loss of equity affiliates	(26)	—	—	26	—

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(95)	13	26	(26)	(82)
Provision (benefit) for income taxes	16	—	8	—	24

Income (Loss) from Continuing Operations	(111)	13	18	(26)	(106)
Income (loss) from discontinued operations, net of tax	6	(5)	—	—	1

Net Income (Loss)	$(105)	$8	$18	$(26)	$(105)

	Three Months Ended October 31, 2010
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$1,771	$103	$—	$1,874
Cost of sales	—	1,275	77	—	1,352

Gross Profit	—	496	26	—	522
Operating expenses:
Selling, general and administrative	20	348	18	—	386
Depreciation and amortization	4	84	1	—	89
Restructuring	—	—	—	—	—

Total operating expenses	24	432	19	—	475
Operating Income (Loss)	(24)	64	7	—	47
Interest expense	171	84	—	(102)	153
Interest (income)	(83)	—	(19)	102	—
Other (income) expense, net	(1)	—	—	—	(1)
Net loss of equity affiliates	7	—	—	(7)	—

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(118)	(20)	26	7	(105)
Provision (benefit) for income taxes	(18)	(6)	9	—	(15)

Income (Loss) from Continuing Operations	(100)	(14)	17	7	(90)
Income (loss) from discontinued operations, net of tax	1	(10)	—	—	(9)

Net Income (Loss)	$(99)	$(24)	$17	$7	$(99)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING INCOME STATEMENTS (Continued)

	Nine Months Ended October 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$5,571	$327	$—	$5,898
Cost of sales	—	4,003	241	—	4,244

Gross Profit	—	1,568	86	—	1,654
Operating expenses:
Selling, general and administrative	58	1,098	65	—	1,221
Depreciation and amortization	9	247	2	—	258

Total operating expenses	67	1,345	67	—	1,479
Operating Income (Loss)	(67)	223	19	—	175
Interest expense	537	250	1	(311)	477
Interest (income)	(250)	(2)	(59)	311	—
Other (income) expense, net	(1)	—	—	—	(1)
Net loss of equity affiliates	1	—	—	(1)	—

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(354)	(25)	77	1	(301)
Provision (benefit) for income taxes	24	8	27	—	59

Income (Loss) from Continuing Operations	(378)	(33)	50	1	(360)
Income (loss) from discontinued operations, net of tax	8	(19)	1	—	(10)

Net Income (Loss)	$(370)	$(52)	$51	$1	$(370)

	Nine Months Ended October 31, 2010
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$5,136	$289	$—	$5,425
Cost of sales	—	3,696	215	—	3,911

Gross Profit	—	1,440	74	—	1,514
Operating expenses:
Selling, general and administrative	66	1,047	54	—	1,167
Depreciation and amortization	13	256	2	—	271
Restructuring	—	8	—	—	8

Total operating expenses	79	1,311	56	—	1,446
Operating Income (Loss)	(79)	129	18	—	68
Interest expense	521	251	—	(308)	464
Interest (income)	(250)	(3)	(55)	308	—
Other (income) expense, net	1	—	—	—	1
Net loss of equity affiliates	99	—	—	(99)	—

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(450)	(119)	73	99	(397)
Provision (benefit) for income taxes	(29)	(2)	26	—	(5)

Income (Loss) from Continuing Operations	(421)	(117)	47	99	(392)
Income (loss) from discontinued operations, net of tax	5	(29)	—	—	(24)

Net Income (Loss)	$(416)	$(146)	$47	$99	$(416)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	October 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$75	$15	$49	$—	$139
Receivables, net	35	1,016	86	(8)	1,129
Inventories	—	1,008	81	—	1,089
Deferred tax asset	47	19	4	7	77
Intercompany receivable	—	1	—	(1)	—
Other current assets	11	33	6	—	50

Total current assets	168	2,092	226	(2)	2,484

Property and equipment, net	59	298	6	—	363
Goodwill	—	3,143	8	—	3,151
Intangible assets, net	—	795	4	—	799
Deferred tax asset	164	—	3	(167)	—
Investment in subsidiaries	3,086	—	—	(3,086)	—
Intercompany notes receivable	3,054	610	—	(3,664)	—
Other assets	156	7	253	(253)	163

Total assets	$6,687	$6,945	$500	$(7,172)	$6,960

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12	$714	$49	$—	$775
Accrued compensation and benefits	40	90	6	—	136
Current installments of long-term debt	99	—	—	—	99
Intercompany payables	—	—	1	(1)	—
Other current liabilities	135	117	11	(8)	255

Total current liabilities	286	921	67	(9)	1,265

Long-term debt, excluding current installments	5,737	—	—	(253)	5,484
Deferred tax liabilities	—	274	—	(160)	114
Intercompany notes payable	610	3,054	—	(3,664)	—
Other liabilities	311	36	7	—	354

Total liabilities	6,944	4,285	74	(4,086)	7,217

Stockholders’ equity (deficit)	(257)	2,660	426	(3,086)	(257)

Total liabilities and stockholders’ equity (deficit)	$6,687	$6,945	$500	$(7,172)	$6,960

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

	January 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$249	$8	$35	$—	$292
Receivables, net	2	830	75	—	907
Inventories	—	958	77	—	1,035
Deferred tax asset	40	62	4	(4)	102
Intercompany receivable	—	3	—	(3)	—
Other current assets	9	35	1	—	45

Total current assets	300	1,896	192	(7)	2,381

Property and equipment, net	62	322	6	—	390
Goodwill	—	3,132	18	—	3,150
Intangible assets, net	—	988	4	—	992
Deferred tax asset	117	—	—	(117)	—
Investment in subsidiaries	2,752	—	—	(2,752)	—
Intercompany notes receivable	3,054	304	—	(3,358)	—
Other assets	172	4	203	(203)	176

Total assets	$6,457	$6,646	$423	$(6,437)	$7,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20	$730	$55	$—	$805
Accrued compensation and benefits	32	80	6	—	118
Current installments of long-term debt	10	—	—	—	10
Intercompany payables	—	—	3	(3)	—
Other current liabilities	157	104	11	—	272

Total current liabilities	219	914	75	(3)	1,205

Long-term debt, excluding current installments	5,423	—	—	(184)	5,239
Deferred tax liabilities	—	222	—	(121)	101
Intercompany notes payable	304	3,054	—	(3,358)	—
Other liabilities	415	45	7	(19)	448

Total liabilities	6,361	4,235	82	(3,685)	6,993

Stockholders’ equity	96	2,411	341	(2,752)	96

Total liabilities and stockholders’ equity	$6,457	$6,646	$423	$(6,437)	$7,089

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Nine Months Ended October 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows from operating activities	$(652)	$384	$4	$—	$(264)

Cash flows from investing activities
Capital expenditures	(11)	(46)	(1)	—	(58)
Proceeds from sale of property and equipment	—	4	—	—	4
Purchase of investments	(21)	(2)	—	—	(23)
Proceeds from sale of businesses	93	(6)	11	—	98
Payments for a business acquired	—	(21)	—	—	(21)
Proceeds from (payments of) intercompany notes	—	(306)	—	306	—

Net cash flows from investing activities	61	(377)	10	306	—

Cash flows from financing activities
Borrowings (repayments) of intercompany notes	306	—	—	(306)	—
Repayments of long-term debt	(8)	—	—	—	(8)
Borrowings on long-term revolver	888	—	—	—	888
Repayments of long-term revolver	(769)	—	—	—	(769)

Net cash flows from financing activities	417	—	—	(306)	111

Effect of exchange rates on cash	—	—	—	—	—

Net increase (decrease) in cash & cash equivalents	$(174)	$7	$14	$—	$(153)
Cash and cash equivalents at beginning of period	249	8	35	—	292

Cash and cash equivalents at end of period	$75	$15	$49	$—	$139

	Nine Months Ended October 31, 2010
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows from operating activities	$266	$45	$4	$—	$315

Cash flows from investing activities
Capital expenditures	(4)	(28)	(2)	—	(34)
Proceeds from sales of property and equipment	—	1	—	—	1
Return of investment	33	—	—	(33)	—
Proceeds from (payments of) intercompany notes	—	(17)	—	17	—

Net cash flows from investing activities	29	(44)	(2)	(16)	(33)

Cash flows from financing activities
Equity contribution (return of capital)	1	—	(33)	33	1
Borrowings (repayments) of intercompany notes	17	—	—	(17)	—
Repayments of long-term debt	(38)	—	—	—	(38)
Borrowings on long-term revolver	178	—	—	—	178
Repayments of long-term revolver	(850)	—	—	—	(850)
Debt modification costs	(34)	—	—	—	(34)

Net cash flows from financing activities	(726)	—	(33)	16	(743)

Effect of exchange rates on cash	—	—	2	—	2

Net increase (decrease) in cash & cash equivalents	$(431)	$1	$(29)	$—	$(459)
Cash and cash equivalents at beginning of period	479	8	52	—	539

Cash and cash equivalents at end of period	$48	$9	$23	$—	$80

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Goodwill impairment testing – In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, although early adoption is permitted. The adoption of ASU 2011-08 will not have an impact on the Company’s financial position or results of operations.

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

Overview

HD Supply, Inc. is one of the largest industrial distribution companies in North America. With a diverse portfolio of industry-leading businesses, we provide a broad range of products and services to over 400,000 professional customers in the infrastructure and energy, maintenance, repair and improvement, and specialty construction markets.

We provide an expansive offering of approximately one million SKUs of quality, name brand and propriety brand products at competitive prices. Through approximately 680 locations across 45 states and 9 Canadian provinces, we provide localized, customer-driven services including jobsite delivery, will call or direct-ship options, diversified logistics and innovative solutions that contribute to our customers’ success.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Description of market sectors

Through nine industrial distribution businesses in the U.S. and a Canadian operation, we provide products and services to professional customers in the Infrastructure & Energy, Maintenance, Repair & Improvement and Specialty Construction market sectors, as presented below:

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

•	Electrical – Distributes electrical products such as wire and cable, switch gear supplies, lighting and conduit to residential and commercial contractors.

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

Specialty Construction – Our Specialty Construction businesses serve customers in the Specialty Construction market sector by striving to meet their very distinct, customized supply needs in commercial, residential and industrial applications. This market sector is made up of the following businesses:

•	White Cap – Distributes specialized hardware, tools, building materials, and safety equipment to professional contractors.

•

Creative Touch Interiors (“CTI”) – Offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for residential, commercial, and senior living projects.

Discontinued operations

On September 9, 2011, the Company sold all of the issued and outstanding equity interests in its Plumbing/HVAC business to Hajoca Corporation for proceeds of approximately $104 million, subject to a customary working capital adjustment. Upon closing, the Company received cash proceeds of approximately $92

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

million, net of $8 million remaining in escrow and $4 million of transaction costs. Prior to the sale, in an effort to minimize business interruption for the Plumbing/HVAC vendors, the Company accelerated $6 million of trade accounts payable payments, which will be recovered in the final working capital adjustment. These accelerated payments are reflected as a reduction in the cash received from the sale of businesses in the Consolidated Statements of Cash Flows. As a result of the sale, the Company recorded a preliminary $7 million pre-tax gain in the third quarter of fiscal 2011, which is subject to a customary working capital adjustment that is expected to be finalized during the fourth quarter of fiscal 2011.

On February 28, 2011, HD Supply Canada sold substantially all of the assets of SESCO/QUESCO, an electrical products division of HD Supply Canada, to Sonepar Canada, and received proceeds of approximately $11 million, less $1 million remaining in escrow. As a result of the sale, the Company recorded a $2 million pre-tax gain in the first quarter of fiscal 2011.

In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, the results of the Plumbing/HVAC and SESCO/QUESCO operations as well as the gain on sale of businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and the gain on the sale of businesses, net of tax, as one line item on the Consolidated Statements of Operations. All prior period Consolidated Statements of Operations presented have been restated to reflect this presentation. See “Note 2, Discontinued Operations,” in the Notes to the Consolidated Financial Statements within Part I of this Form 10-Q for additional detail related to the discontinued operations.

Acquisition

On May 2, 2011, we closed on a transaction to acquire substantially all of the assets of Rexford Albany Municipal Supply Company, Inc. (“RAMSCO”) for approximately $21 million. RAMSCO specializes in distributing water, sanitary and storm sewer materials primarily to municipalities and contractors through four locations in upstate New York. These locations are operated as part of the HD Supply Waterworks business. In accordance with the acquisition method of accounting under ASC 805, Business Combinations, the results of the acquisition are reflected in our consolidated financial statements from the date of acquisition forward.

Key business metrics

Net sales

We earn our revenues primarily from the sale of approximately one million construction, infrastructure, maintenance and renovation and improvement related products and our provision of related services to over 400,000 professional customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses. We recognize our revenue, net of sales tax and allowances for returns and discounts, when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable and collectability is reasonably assured. Net sales in certain of our market sectors, particularly Infrastructure & Energy, fluctuate with the costs of required commodities.

We ship products to customers predominantly by internal fleet and to a lesser extent by third party carriers. Revenues are recognized from product sales when title to the products is passed to the customer, which generally occurs at the point of destination for products shipped by internal fleet and at the point of shipment for products shipped by third party carriers.

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

On-going relationship

We derive revenue from the sale of products to Home Depot. Revenue from these sales is recorded at an amount that approximates market. In addition to sales, we purchase products from Home Depot. All purchases are at amounts that management believes an unrelated third party would pay.

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

Basis of presentation

The three months ended October 30, 2011 (“third quarter 2011”) and October 31, 2010 (“third quarter 2010”) both include thirteen weeks. The nine months ended October 30, 2011 and October 31, 2010 both include thirty-nine weeks.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Consolidated results of operations

	Three Months Ended		Percentage Increase (Decrease)	Nine Months Ended		Percentage Increase (Decrease)
	October 30, 2011	October 31, 2010		October 30, 2011	October 31, 2010
Net Sales	$2,075	$1,874	10.7	$5,898	$5,425	8.7
Gross Profit	580	522	11.1	1,654	1,514	9.2
Operating expenses:
Selling, general and administrative	417	386	8.0	1,221	1,167	4.6
Depreciation and amortization	85	89	(4.5)	258	271	(4.8)
Restructuring	—	—	*	—	8	*

Total operating expenses	502	475	5.7	1,479	1,446	2.3
Operating Income	78	47	66.0	175	68	*
Interest expense	160	153	4.6	477	464	2.8
Other (income) expense, net	—	(1)	*	(1)	1	*

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(82)	(105)	(21.9)	(301)	(397)	(24.2)
Provision (benefit) for income taxes	24	(15)	*	59	(5)	*

Income (Loss) from Continuing Operations	(106)	(90)	17.8	(360)	(392)	(8.2)
Income (loss) from discontinued operations, net of tax	1	(9)	*	(10)	(24)	(58.3)

Net Income (Loss)	$(105)	$(99)	6.1	$(370)	$(416)	(11.1)

Other financial data:
EBITDA	$164	$138	18.8	$436	$340	28.2
Adjusted EBITDA	$171	$142	20.4	$454	$365	24.4

*	Not meaningful

	% of Net Sales		Basis Point Increase (Decrease)	% of Net Sales		Basis Point Increase (Decrease)
	Three Months Ended			Nine Months Ended
	October 30, 2011	October 31, 2010		October 30, 2011	October 31, 2010
Net Sales	100.0	100.0		100.0	100.0
Gross Profit	28.0	27.9	10	28.0	27.9	10
Operating expenses:
Selling, general and administrative	20.1	20.6	(50)	20.7	21.5	(80)
Depreciation and amortization	4.1	4.7	(60)	4.3	5.0	(70)
Restructuring	—	—		—	0.1	(10)
Total operating expenses	24.2	25.3	(110)	25.0	26.6	(160)
Operating Income (Loss)	3.8	2.6	120	3.0	1.3	170
Interest expense	7.7	8.2	(50)	8.1	8.6	(50)
Other (income) expense, net	—	—	—	—	—	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(3.9)	(5.6)	(170)	(5.1)	(7.3)	(220)
Provision (benefit) for income taxes	1.2	(0.8)	200	1.0	(0.1)	110
Income (Loss) from Continuing Operations	(5.1)	(4.8)	30	(6.1)	(7.2)	(110)
Income (loss) from discontinued operations, net of tax	—	(0.5)	(50)	(0.2)	(0.5)	(30)
Net Income (Loss)	(5.1)	(5.3)	(20)	(6.3)	(7.7)	(140)
Other financial data:
EBITDA	7.9	7.4	50	7.4	6.3	110
Adjusted EBITDA	8.2	7.6	60	7.7	6.7	100

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Highlights

Net sales in third quarter 2011 increased $201 million, or 10.7%, compared to third quarter 2010. All of our market sectors realized increases in Net sales, led by the Infrastructure & Energy market sector. Despite continued weakness in the economy, during third quarter 2011, our sales initiatives, continued focus on margin expansion and cost control resulted in an improvement in our Operating income of $31 million as compared to third quarter 2010. In addition, we continue to maintain strong liquidity, with $1.2 billion available as of October 30, 2011.

Our improvements in Net Sales and Operating income were achieved despite the continued weak economy and construction markets. Single-family housing starts are expected to decline approximately 10% in 2011, due in part to the expiration of the housing stimulus in second quarter 2010, but are projected to increase by a 20% to 30% compound annual rate from 2011 to 2014. Non-residential construction is expected to decline 4% to 7% in 2011 versus 2010. A compound annual growth rate of between 6% and 15% is forecasted from 2011 to 2014.

Net sales

Net sales in third quarter 2011 increased $201 million, or 10.7%, compared to third quarter 2010 and $473 million, or 8.7%, in the first nine months of fiscal 2011 as compared to the same period in fiscal 2010.

Each of our market sectors experienced an increase in Net sales during both the third quarter 2011 and the first nine months of fiscal 2011 as compared to the same periods in fiscal 2010. Net sales were positively impacted by improvements in the energy market, sales initiatives, and commodity prices.

Gross profit

Gross profit increased $58 million, or 11.1%, during third quarter 2011 as compared to third quarter 2010 and $140 million, or 9.2%, during the first nine months of fiscal 2011 as compared to the same period in fiscal 2010.

An increase in gross profit in third quarter 2011 and the first nine months of fiscal 2011 was experienced across all of our market sectors. The improvements in gross profit were primarily driven by increased sales volumes.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 10 basis points to 28.0% in third quarter 2011 from 27.9% in third quarter 2010 and approximately 10 basis points to 28.0% in the first nine months of fiscal 2011 as compared to 27.9% in the first nine months of fiscal 2010. The increases were driven by the impact of fluctuating commodity prices and, to a lesser extent, product mix.

Operating expenses

Operating expenses increased $27 million, or 5.7%, during third quarter 2011 as compared to third quarter 2010 and $33 million, or 2.3%, during the first nine months of fiscal 2011 as compared to the same period in fiscal 2010.

Selling, general and administrative expenses increased $31 million, or 8.0%, in third quarter 2011 as compared to third quarter 2010 and $54 million, or 4.6%, in the first nine months of fiscal 2011 as compared to the same period in fiscal 2010. The increase in both periods is primarily as a result of increases in variable expenses due to sales volume increases and an increase in employee benefits related to the restoration of the Company’s match on the 401(k) defined contribution plan. Depreciation and amortization expense decreased $4 million, or 4.5%, in third quarter 2011 and $13 million, or 4.8% in the first nine months of fiscal 2011 as compared to the same periods in fiscal 2010, primarily due to disciplined capital expenditures. During the first nine months of fiscal 2010, we recorded $8 million of restructuring charges under the fiscal 2009 restructuring plan.

Operating expenses as a percentage of Net sales decreased approximately 110 basis points in the third quarter 2011 and approximately 160 basis points in the first nine months of fiscal 2011, as compared to the same periods in fiscal 2010. The improvement reflects the reduction in Restructuring charges and Depreciation and amortization expense in both periods of fiscal 2011 as compared to the same periods in fiscal 2010. In addition, the improvement reflects the leverage of fixed costs through sales volume increases and efforts to control variable expenses at all of our market sectors in both periods of fiscal 2011 as compared to the same periods in fiscal 2010. The first nine months of fiscal 2011 were also positively impacted by a reduction in personnel expenses within our corporate administrative functions.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Operating income (loss)

Operating income increased $31 million during third quarter 2011 and $107 million in the first nine months of fiscal 2011 as compared to the same periods in fiscal 2010, as a result of the improvement in Net sales and Gross profit and control over growth in Operating expenses.

Operating income as a percentage of Net sales increased approximately 120 basis points in third quarter 2011 and 170 basis in the first nine months of fiscal 2011 as compared to the same periods in fiscal 2010. The improvement in both periods was driven by our Specialty Construction market sector, and, to a lesser extent, our Maintenance, Repair & Improvement and Infrastructure & Energy market sectors.

Interest expense

Interest expense increased $7 million, or 4.6%, during third quarter 2011 and $13 million, or 2.8%, in the first nine months of fiscal 2011 as compared to the same periods of 2010. The increase in interest expense in both periods is due to an increase in the principal of the 13.5% Senior Subordinated Notes due to the paid-in-kind interest capitalization, partially offset by a reduction in interest rates on our variable rate debt as compared to the same periods in fiscal 2010. Interest expense in the first nine months of fiscal 2011 was also positively impacted by a decline in average debt balances on the ABL Credit Facility and Cash Flow Revolver as compared to the same period in fiscal 2010.

Other (income) expense, net

During first quarter 2011, we recognized a gain of $1 million related to the maturity of our interest rate swaps.

In connection with the amendment of our debt agreements in first quarter 2010, we incurred financing fees of approximately $34 million, of which approximately $3 million were charged to Other (income) expense, net in the Consolidated Statement of Operations in accordance with U.S. GAAP (ASC 470-50, Debt-Modifications and Extinguishments). The remaining $31 million was deferred and is being amortized to interest expense over the term of the amended agreements. In addition, in connection with the first quarter 2010 $30 million prepayment of non-extending Term Loans under the Senior Secured Credit Facility, we wrote-off the unamortized pro-rata portion of the THD Guarantee and the unamortized pro-rata portion of the deferred debt costs, resulting in a charge of $2 million, reflected in Other (income) expense, net in the Consolidated Statements of Operations for first quarter 2010.

Provision (benefit) for income taxes

The provision for income taxes from continuing operations in third quarter 2011 was $24 million compared to a $15 million benefit in third quarter 2010. The effective rate for continuing operations for third quarter 2011 was a provision of 28.7%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, additional unrecognized tax benefits and the accrual of income taxes for foreign and certain state jurisdictions. The effective rate for continuing operations for third quarter 2010 was a benefit of 14.5%, driven by the impact of a $25 million increase in the valuation allowance on deferred tax assets.

The provision for income taxes from continuing operations in the first nine months of fiscal 2011 was $59 million compared to a $5 million benefit in the first nine months of fiscal 2010. The effective rate for continuing operations for the first nine months of fiscal 2011 was a provision of 19.6%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, additional unrecognized tax benefits and the accrual of income taxes for foreign and certain state jurisdictions. The effective rate for continuing operations for the first nine months of fiscal 2010 was a benefit of 1.3%, driven by the impact of a $142 million increase in the valuation allowance on deferred tax assets.

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

EBITDA increased $26 million, or 18.8%, in third quarter 2011 as compared to third quarter 2010 and Adjusted EBITDA increased $29 million, or 20.4%, in third quarter 2011 as compared to third quarter 2010. EBITDA increased $96 million, or 28.2%, in the first nine months of fiscal 2011 as compared to the same period in fiscal 2010 and Adjusted EBITDA increased $89 million, or 24.4%, in the first nine months of fiscal 2011 as compared to the same period in fiscal 2010. The increase in EBITDA and Adjusted EBITDA in both periods is primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 60 basis points to 8.2% in third quarter 2011 and approximately 100 basis points to 7.7% in the first nine months of fiscal 2011 as compared to the same periods in fiscal 2010, primarily due to the leverage of fixed costs through sales volume increases and efforts to control variable expenses.

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

In addition, we present Adjusted EBITDA because it is based on “Consolidated EBITDA,” a measure which is used in calculating financial ratios in several material debt covenants in our Senior Secured Credit Facility and our ABL Credit Facility. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA and our ABL Credit Facility requires us to maintain a fixed charge coverage ratio of 1:1 if we do not maintain $210 million of borrowing availability. Adjusted EBITDA is defined as EBITDA adjusted to exclude non-cash items and certain other adjustments to Consolidated Net Income permitted in calculating Consolidated EBITDA under our Senior Secured Credit Facility and our ABL Credit Facility. We believe that inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash items, items that we do not expect to continue at the same level and other items. The Senior Secured Credit Facility and ABL Credit Facility permit us to make certain adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this quarterly report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our annual report on Form 10-K, filed with the SEC on April 14, 2011, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — External Financing.”

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

The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Net income (loss)	$(105)	$(99)	$(370)	$(416)
Less (income) loss from discontinued operations, net of tax	(1)	9	10	24

Income (loss) from continuing operations	(106)	(90)	(360)	(392)

Interest expense, net	160	153	477	464
Provision (benefit) from income taxes	24	(15)	59	(5)
Depreciation and amortization	86	90	260	273

EBITDA	$164	$138	$436	$340

Adjustments to EBITDA:
Other (income) expense, net (i)	—	(1)	(1)	1
Restructuring charge (ii)	—	—	—	8
Stock-based compensation (iii)	7	5	16	13
Management fee & related expenses paid to Equity Sponsors (iv)	1	1	4	4
Other	(1)	(1)	(1)	(1)

Adjusted EBITDA	$171	$142	$454	$365

(i)	Represents the loss on extinguishment of debt, the gains/losses associated with the changes in fair value of interest rate swap contracts not accounted for under hedge accounting, and other non-operating income/expense.
(ii)	Represents the costs incurred for employee reductions and branch closures or consolidations. These costs include occupancy costs, severance, and other costs incurred to exit a location.
(iii)	Represents non-cash stock-based compensation costs for stock options.
(iv)	The Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee. In addition, the Company reimburses certain Equity Sponsor expenses.

Amounts were derived from our consolidated financial statements.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Results of operations by market sector

Infrastructure & Energy

	Three Months Ended		Increase (Decrease)	Nine Months Ended		Increase (Decrease)
Dollars in millions	October 30, 2011	October 31, 2010		October 30, 2011	October 31, 2010
Net sales	$1,101	$998	10.3%	$3,135	$2,846	10.2%
Operating income	36	24	50.0%	78	47	66.0%
% of Net sales	3.3%	2.4%	90 bps	2.5%	1.7%	80 bps

Net Sales

Net sales increased $103 million, or 10.3%, in third quarter 2011 as compared to third quarter 2010 and $289 million, or 10.2% in the first nine months of fiscal 2011 as compared to the same period in fiscal 2010.

All four businesses within the Infrastructure & Energy sector experienced an increase in Net sales in third quarter 2011 and in the first nine months of fiscal 2011 as compared to the same periods in fiscal 2010, primarily due to Waterworks, Utilities and IPVF in third quarter 2011 and Utilities and IPVF in the year-to-date period.

The Net sales increase in third quarter 2011 and the first nine months of fiscal 2011 was primarily due to improving energy market conditions, new sales initiatives, and favorable impacts from fluctuating commodity prices, primarily copper at Electrical, nickel at IPVF, and polyvinyl chloride (“PVC”) at Waterworks. Net sales at Waterworks were also favorably impacted in 2011 by the acquisition of RAMSCO, but unfavorably impacted by continued weakness in the infrastructure market.

Operating income

Operating income increased $12 million, or 50.0%, in third quarter 2011 as compared to third quarter 2010 and $31 million, or 66.0% in the first nine months of fiscal 2011 as compared to the same period in fiscal 2010.

All four businesses within the Infrastructure & Energy sector experienced an increase in Operating income in third quarter 2011 and in the first nine months of fiscal 2011 as compared to the same periods in fiscal 2010, primarily driven by Waterworks and IPVF in both periods.

The increase in operating income during third quarter 2011 and the first nine months of fiscal 2011 was primarily due to volume increases and positive impacts from fluctuating commodity prices, partially offset by competitive gross margin pressure and higher Selling, general and administrative costs, primarily due to variable compensation as a result of higher volumes.

Operating income as a percentage of Net sales increased approximately 90 basis points in third quarter 2011 as compared to third quarter 2010. The increase was driven primarily by gross margin improvements at IPVF and the leverage of fixed costs through sales volume increases and efforts to control variable expenses at Waterworks, Utilities and Electrical, partially offset by slight gross margin compression at Utilities. Operating income as a percentage of Net sales increased approximately 80 basis points in the first nine months of fiscal 2011 as compared to the same period in fiscal 2010. The increase was driven primarily by gross margin improvements at IPVF, and to a lesser extent Waterworks, and the leverage of fixed costs through sales volume increases and efforts to control variable expenses at Waterworks, Utilities and Electrical, partially offset by gross margin compression at Utilities and Electrical.

Maintenance, Repair & Improvement

	Three Months Ended			Nine Months Ended
Dollars in millions	October 30, 2011	October 31, 2010	Increase (Decrease)	October 30, 2011	October 31, 2010	Increase (Decrease)
Net sales	$602	$547	10.1%	$1,745	$1,631	7.0%
Operating income	67	58	15.5%	195	164	18.9%
% of Net sales	11.1%	10.6%	50 bps	11.2%	10.1%	110 bps

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Net Sales

Net sales increased $55 million, or 10.1%, in third quarter 2011 as compared to third quarter 2010 and $114 million, or 7.0% in the first nine months of fiscal 2011 as compared to the same period in fiscal 2010.

The increase in Net sales in third quarter 2011 and the first nine months of fiscal 2011 was driven by Facilities Maintenance, which had increases of $59 million, or 13.5%, and $136 million, or 10.4%, respectively. The Net sales growth at Facilities Maintenance in both periods was primarily due to new initiatives in the multi-family, hospitality, and healthcare markets and improving market conditions in the hospitality and multi-family markets. Repair & Remodel also had an increase in Net sales in both periods primarily due to the opening of a new location in the Los Angeles market during second quarter 2010 and, to a lesser extent, same-store sales increases. Crown Bolt experienced a decline in Net sales in both periods of fiscal 2011 as compared to the same periods of fiscal 2010 primarily due to the discontinuation of the audio-visual product line at the end of fiscal 2010.

Operating income

Operating income increased $9 million, or 15.5%, in third quarter 2011 as compared to third quarter 2010 and $31 million, or 18.9% in the first nine months of fiscal 2011 as compared to the same period in fiscal 2010.

The increase in Operating income in both periods of fiscal 2011 was driven by Facilities Maintenance and, to a lesser extent, Crown Bolt and Repair & Remodel. The increases at Facilities Maintenance in both the third quarter and the year-to-date period were driven by volume increases and new sales initiatives, partially offset by increased Selling, general and administrative expense related to the volume increases and new initiatives.

Operating income as a percentage of Net sales increased approximately 50 basis points in third quarter 2011 as compared to third quarter 2010 and approximately 110 basis points in the first nine months of fiscal 2011 as compared to the same period in fiscal 2010. The increase in third quarter 2011 was driven by gross margin improvements due to product mix at Crown Bolt, the leverage of fixed costs through sales volume increases at Facilities Maintenance and Repair & Remodel, and the reduction of operating expenses at Crown Bolt. The increase in Operating income as a percentage of Net sales in the first nine months of fiscal 2011 was primarily due the leverage of fixed costs through sales volume increases and efforts to control variable expense at Facilities Maintenance and Repair & Remodel, and gross margin improvements due to product mix at Crown Bolt. The increases in both periods were partially offset by a shift in mix in the sector.

Specialty Construction

	Three Months Ended		Increase (Decrease)	Nine Months Ended		Increase (Decrease)
Dollars in millions	October 30, 2011	October 31, 2010		October 30, 2011	October 31, 2010
Net sales	$330	$289	14.2%	$891	$835	6.7%
Operating income (loss)	—	(10)	*	(27)	(61)	(55.7)%
% of Net sales	—	(3.5)%	*	(3.0)%	(7.3)%	*

*	not meaningful

Net Sales

Net sales increased $41 million, or 14.2%, in third quarter 2011 as compared to third quarter 2010 and $56 million, or 6.7%, in the first nine months of fiscal 2011 as compared to the same period in fiscal 2010.

The increase in Net sales during third quarter 2011 was driven by a $43 million increase at White Cap, partially offset by a decline in Net sales at CTI. The increase in Net sales during the first nine months of fiscal 2011 was driven by an $81 million increase at White Cap, partially offset by a decline in Net sales at CTI.

The increases in Net sales during both periods of fiscal 2011 at White Cap were driven primarily by sales initiatives and, to a lesser extent, rising commodity prices, primarily steel. The decreases in Net sales during both periods of fiscal 2011 at CTI were driven by volume declines in the residential construction market, in part due to the expiration of the U.S. tax incentives for homebuyers in the second quarter of fiscal 2010.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Operating income (loss)

Operating loss declined favorably by $10 million in third quarter 2011 and $34 million in the first nine months of fiscal 2011 as compared to the same periods in fiscal 2010.

The favorable declines in Operating loss in both third quarter 2011 and the first nine months of fiscal 2011 were driven by White Cap, and, to a lesser extent, CTI. The favorable declines at White Cap in both periods of fiscal 2011 were primarily driven by gross profit increases as a result of volume and commodity impacts, the leverage of fixed costs through sales volume increases, and efforts to control variable expenses. In addition, depreciation and amortization expense in both third quarter 2011 and the first nine months of fiscal 2011 was lower for both businesses within the market sector and fiscal 2010 Operating loss was unfavorably impacted by restructuring charges at both businesses in the first nine months of fiscal 2010.

Operating income (loss) as a percentage of Net sales improved to break-even in third quarter 2011 from (3.5)% in third quarter 2010 and to (3.0)% in the first nine months of fiscal 2011 from (7.3)% in the first nine months of fiscal 2010. The improvement in third quarter 2011 was primarily due to the leverage of fixed costs through sales volume increases and efforts to control variable expenses at White Cap and, to a lesser extent, improvements in gross margins and a reduction in depreciation and amortization expense at both businesses. The improvement in Operating loss as a percentage of Net sales during the first nine months of fiscal 2011 was primarily due to the leverage of fixed costs through sales volume increases and efforts to control variable expenses at White Cap and, to a lesser extent, improved gross margins at both businesses and a shift in mix within the sector, partially offset by volume declines at CTI that outpaced the reduction in fixed costs of the business. In addition, Operating loss as a percentage of Net sales in the first nine months of fiscal 2010 was unfavorably impacted by restructuring charges.

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

During the third quarter of fiscal 2011, the Company’s use of cash was primarily used in business operations, including but not limited to, payments for inventories, payments of operating expenses, funding capital expenditures, and the payment of interest on debt. This use of cash was partially offset by cash receipts from operations and external financing arrangements.

As of October 30, 2011, our combined liquidity of approximately $1.2 billion is comprised of $139 million in cash and cash equivalents and $1.1 billion of available borrowings. The available borrowings include $200 million under our Revolving Credit Facility, which matures on August 30, 2013, and $892 million under our ABL Revolving Credit Facility, based on qualifying inventory and receivables, which matures on April 1, 2014.

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

	Fiscal Year
	2011	2012	2013
Starting Liquidity(1)	$1,323	$1,340	$1,039
Add:
Adjusted EBITDA(2)	431	431	431
Subtract:
Cash Interest Payments(3)	355	600	600
Capital Expenditures(2)	49	49	49
Debt Principal Payments(4)	10	83	10
Maturity of Revolving Credit Facility	—	—	200

Ending Liquidity	$1,340	$1,039	$611

(1)	Starting liquidity for fiscal 2011 is equal to our fiscal 2010 year-end liquidity.
(2)	Adjusted EBITDA and Capital Expenditures are held constant in this illustration and are based on the fiscal 2010 Adjusted EBITDA and Capital Expenditures. For a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure under U.S. GAAP, see “Item 6. Selected Financial Data” in our annual report on Form 10-K for the year ended January 30, 2011, filed with the SEC on April 14, 2011. By including these assumptions in this report we do not intend to make any projection regarding future Adjusted EBITDA or capital expenditure levels. Actual results in the future may differ materially from historic levels.
(3)	Our cash interest payments for fiscal 2011 are expected to be approximately $355 million. Beginning in fiscal 2012, we anticipate our annualized cash interest payments to be approximately $600 million as the interest on our 13.5% Senior Subordinated Notes will begin to be paid in cash, rather than paid in kind. The interest rates and other terms within our current credit agreements are not impacted by rating agency actions.
(4)	Represents required principal payments on our Term Loans due August 30, 2012 and April 1, 2014.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Nine Months Ended		Increase (Decrease)
Amounts in millions	October 30, 2011	October 31, 2010
Operating activities	$(264)	$315	$(579)
Investing activities	—	(33)	33
Financing activities	111	(743)	854

Working capital

Working capital, excluding cash and cash equivalents, decreased to $1,080 million as of October 30, 2011 from $1,174 million as of October 31, 2010. The decrease was primarily driven by the disposition of our Plumbing/HVAC business and our SESCO/QUESCO division. Excluding the disposition impact, working capital decreased approximately $20 million, primarily due to increases in the current portion of long-term debt and other current liabilities and a decrease in deferred tax assets. Partially offsetting these reductions to working capital is an increase in Receivables and Inventory.

Operating activities

Cash flow from operating activities in the first nine months of fiscal 2011 was a use of $264 million compared with cash provided by operating activities of $315 million in the first nine months of fiscal 2010. This decrease was primarily due to the receipt of an IRS refund in first quarter 2010 of $220 million, which is reflected in the Consolidated Statement of Cash Flows as a change in other current assets, the timing of payments for the purchase of inventory, and the investment in additional inventory and receivables to support higher sales volumes.

Investing activities

During the first nine months of fiscal 2011, cash provided by investing activities was zero, driven by $98 million of proceeds from the sale of businesses and $4 million of proceeds from the sale of property and equipment, offset by $58 million in capital expenditures, $21 million in business acquisition payments, and $23 million in investments. During the first nine months of fiscal 2010, cash used in investing activities was $33 million, driven by $34 million of capital expenditures.

Financing activities

During the first nine months of fiscal 2011, cash provided by financing activities was $111 million, due to net debt borrowings. During the first nine months of fiscal 2010, cash used in financing activities was $743 million, due to debt repayments of $710 million, including the prepayment on the Term Loan of $30 million, and $34 million in financing fees related to the amendment of our credit agreements in March 2010.

External Financing

As of October 30, 2011, we have an aggregate principal amount of $5.6 billion of outstanding debt, $200 million of available borrowings under our Revolving Credit Facility and $912 million of available borrowings under our ABL Credit Facility (after giving effect to the borrowing base limitations and approximately $71 million in letters of credit issued and including $20 million of borrowings available on qualifying cash balances).

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Our outstanding debt as of October 30, 2011 and January 30, 2011 consisted of the following outstanding principal amounts with respective interest rates (dollars in millions):

	October 30, 2011		January 30, 2011
	Outstanding Principal	Interest Rate %	Outstanding Principal	Interest Rate %
Term Loan due August 30, 2012	$73	1.62	$74	1.56
Term Loan due April 1, 2014	857	3.12	864	3.06
Revolving Credit Facility due August 30, 2013	—	—	—	—
ABL Revolving Credit Facility due August 30, 2012	16	1.75	—	—
ABL Revolving Credit Facility due April 1, 2014	103	3.50	—	—
ABL Term Loan due April 1, 2014	214	3.51	214	3.53
12.0% Senior Notes due September 1, 2014	2,500	12.00	2,500	12.00
13.5% Senior Subordinated Notes due September 1, 2015	1,820	13.50	1,597	13.50

Total long-term debt	$5,583		$5,249

Senior Secured Credit Facility

The Company maintains a senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a $930 million term loan (the “Term Loan”) and a $200 million revolving credit facility (the “Revolving Credit Facility”). As of October 30, 2011 and January 30, 2011, there were no outstanding Letters of Credit under the Revolving Credit Facility.

Asset Based Lending Credit Agreement

The Company maintains a $2.1 billion asset based lending credit agreement (the “ABL Credit Facility”) subject to borrowing base limitations. As of October 30, 2011, the Company had additional availability under the ABL Credit Facility of $912 million, after giving effect to the borrowing base limitations and letters of credit issued and including $20 million of borrowings available on qualifying cash balances. As of October 30, 2011, there were approximately $10 million and $61 million, respectively, of Letters of Credit outstanding under the ABL Credit Facility due August 30, 2012 and April 1, 2014, respectively. As of January 30, 2011, there were approximately $11 million and $60 million, respectively, of Letters of Credit outstanding under the ABL Credit Facility due August 30, 2012 and April 1, 2014, respectively.

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

On September 15, 2008, Lehman Brothers filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (“Lehman’s bankruptcy”). Subsequent to Lehman’s bankruptcy, the Company drew down on the ABL Credit Facility and Lehman Brothers failed to fund their portion of the ABL Credit Facility commitment. As a result of Lehman Brothers’ default, the Company no longer pays the 0.25% unused commitment fee on Lehman Brothers’ $95 million ABL Credit Facility commitment. As of October 30, 2011, outstanding borrowings under the ABL Credit Facility from Lehman Brothers were $4 million. The Administrative Agent of the ABL Credit Facility holds approximately $24 million in escrow funds, which are available to honor Lehman Brothers’ pro rata portion of any ABL Credit Facility draw. The combined available unfunded commitment from Lehman Brothers as of October 30, 2011 (without taking into consideration the ABL Credit Facility borrowing base limitations) was approximately $67 million.

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

On August 30, 2007, the Company issued $1.3 billion of Senior Subordinated Notes due 2015 bearing interest at a rate of 13.5% (the “13.5% Senior Subordinated Notes”). Interest payments are due each March and September 1st through maturity except that the first eight payment periods through September 2011 were paid in kind (“PIK”) and therefore increased the balance of the outstanding indebtedness rather than paid in cash. As of October 30, 2011, the outstanding principal balance of the 13.5% Senior Subordinated Notes was $1.8 billion.

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

Goodwill impairment testing – In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, although early adoption is permitted. The adoption of ASU 2011-08 will not have an impact on the Company’s financial position or results of operations.

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

There were no changes in the Company’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

21.1	List of Subsidiaries

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC. (Registrant)

December 7, 2011	By:	/s/ Joseph J. DeAngelo
(Date)		Joseph J. DeAngelo President and Chief Executive Officer

/s/ Ronald J. Domanico
Ronald J. Domanico Senior Vice President and Chief Financial Officer