Form 10-K
period 2012-01-29
HD SUPPLY, INC.
filed 2012-03-23
CIK 1465264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of March 23, 2012, there were 1,000 shares of common stock of HD Supply, Inc. outstanding.

HD SUPPLY, INC.

HD SUPPLY, INC.

Background Information and Glossary of Certain Defined Terms

The Transactions

On August 30, 2007, investment funds associated with Bain Capital Partners, LLC, The Carlyle Group and Clayton, Dubilier & Rice, Inc. (collectively, the “Equity Sponsors”) formed HDS Investment Holding, Inc. (“Holding”) and entered into a stock purchase agreement with The Home Depot, Inc. (“Home Depot” or “THD”) pursuant to which Home Depot agreed to sell to Holding or to a wholly owned subsidiary of Holding certain intellectual property and all the outstanding common stock of HD Supply, Inc. and the Canadian subsidiary CND Holdings, Inc. On August 30, 2007, through a series of transactions, Holding’s direct wholly owned subsidiary, HDS Holding Corporation, acquired direct control of HD Supply through the merger of its wholly owned subsidiary, HDS Acquisition Corp., with and into HD Supply (the “Company”). Through these transactions (the “Transactions”), Home Depot was paid cash of $8.2 billion and 12.5% of Holding’s common stock worth $325 million for certain intellectual property and all of the outstanding common stock of HD Supply and CND Holdings, Inc., including all dividends and interest associated with those shares. During the first quarter of fiscal 2009, the Company received $22 million from Home Depot for the working capital adjustment and settlement of other items finalizing the purchase price of the Transactions.

Description of Indebtedness

In August 2007, we entered into a senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a $1 billion term loan (the “Term Loan”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). The Senior Secured Credit Facility was amended in March 2010. Under the amendment, the maturity date of approximately $874 million of the Term Loan was extended from August 30, 2012 to April 1, 2014. In accordance with the amendment, we also prepaid $30 million of the Term Loan.

Also, in August 2007, we entered into a $2.1 billion asset based lending credit agreement (the “ABL Credit Facility”) subject to borrowing base limitations, a portion of which may be used for letters of credit or swing-line loans. We amended the ABL Credit Facility in March 2010 to, among other things, (i) convert approximately $214 million of commitments under the ABL Credit Facility into a term loan (the “ABL Term Loan”), (ii) extend the maturity date of approximately $1,537 million of the commitments from August 30, 2012 to April 1, 2014, and (iii) reduce the total commitments under the facility by approximately $45 million. Giving effect to the amendment, the ABL Credit Facility is comprised of the $1,841 million asset based revolving credit facility (the “ABL Revolving Credit Facility”) and the $214 million ABL Term Loan.

We refer to the Senior Secured Credit Facility and the ABL Credit Facility as our “Senior Credit Facilities.”

In connection with the Transactions, Home Depot agreed to guarantee our payment obligations for principal and interest under the Term Loan under the Senior Secured Credit Facility (the “THD Guarantee”). The THD Guarantee, among other things, restricts our ability to incur secured debt and pay dividends. Home Depot extended the THD Guarantee in connection with the March 2010 amendments to our Senior Secured Credit Facility and our ABL Credit Facility and consented to any later amendment that would extend the maturity of the remaining $104 million of outstanding Term Loan to a date that is not later than the maturity date in effect from time to time under the Senior Secured Credit Facility, as amended. In addition, in connection with the amendments, we agreed that, while the THD Guarantee is outstanding, the Company would not voluntarily repurchase its outstanding notes, directly or indirectly, without Home Depot’s prior written consent, subject to certain exceptions.

The Company issued $2.5 billion of Senior Notes bearing interest at a rate of 12.0% (the “12.0% Senior Notes”) and $1.3 billion of Senior Subordinated Notes bearing interest at a rate of 13.5% (the “13.5% Senior Subordinated Notes”) in connection with the Transactions.

Our Senior Credit Facilities, the THD Guarantee, the 12.0% Senior Notes and the 13.5% Senior Subordinated Notes are discussed in greater detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — External Financing.”

HD SUPPLY, INC.

Glossary of Other Terms

ASC	Accounting Standards Codification
HDS Canada	HD Supply Canada
CTI	Creative Touch Interiors
DCF	Discounted cash flow
DOT	U.S. Department of Transportation
Exchange Act	Securities Exchange Act of 1934
Fiscal 2009	Fiscal year ended January 31, 2010
Fiscal 2010	Fiscal year ended January 30, 2011
Fiscal 2011	Fiscal year ended January 29, 2012
Gross margin	Gross profit as a percentage of net sales
HD Supply	HD Supply, Inc.
HDPE	High-density polyethylene
Holding	HDS Investment Holding, Inc.
HVAC	Heating, ventilating, and air conditioning
IPVF	Industrial Pipe, Valves and Fittings
MRO	Maintenance, repair and operations
NOLs	Net operating losses
PIK	Payments in kind
Predecessor 2007	Predecessor period from January 29, 2007 to August 29, 2007
PVC	Polyvinyl chlorides
SKU	Stock-keeping unit
Successor 2007	Successor period from August 30, 2007 to February 3, 2008
U.S. GAAP	Generally accepted accounting principles in the United States of America
SEC	U.S. Securities and Exchange Commission
Vendor rebates	Vendors providing for inventory purchase rebates

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this annual report on Form 10-K (See “Risk Factors”) and those described from time to time in our other filings with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

—	Inherent risks of the residential, non-residential and public infrastructure construction and facility maintenance and repair markets;

—	Our ability to achieve profitability;

HD SUPPLY, INC.

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

PART I

ITEM 1. BUSINESS

HD Supply, Inc. (the “Company” or “HD Supply”) is one of the largest industrial distributors in the United States and Canada based on sales serving three distinct market sectors: Infrastructure & Energy, Maintenance, Repair & Improvement and Specialty Construction, each of which offers different products and services to the end customer. The three market sectors are made up of eight industrial distribution businesses. Through 679 locations across the United States and Canada, HD Supply operates a diverse portfolio of distribution businesses that provide approximately one million stock-keeping units (“SKUs”) to approximately 450,000 professional customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses.

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

Since 2007, we have focused on extending our presence in key growth sectors and exiting less attractive sectors. In February 2008, we sold our Lumber and Building Materials operations to ProBuild Holdings. In June 2009, we purchased substantially all of the assets of ORCO Construction Supply, the second largest construction materials distributor in the U.S., through our White Cap business. In February 2011, we sold all of the assets of SESCO/QUESCO, an electrical products division of HD Supply Canada, to Sonepar Canada. In May 2011, we purchased all of the assets of Rexford Albany Municipal Supply Company, Inc., expanding our Waterworks business in upstate New York. In September 2011, we sold our Plumbing/HVAC operations to Hajoca Corporation.

ITEM 1. BUSINESS, CONTINUED	HD SUPPLY, INC.

Our sectors

Through eight industrial distribution companies in the U.S. and a Canadian operation, we provide products and services to professional customers in the Infrastructure & Energy, Maintenance, Repair & Improvement and Specialty Construction market sectors. Most of our businesses operate in markets with a high degree of customer and supplier fragmentation, which typically demand a high level of service and availability of a broad set of complex products from a large number of suppliers. These factors drive the importance of the distributor within the value chain and create barriers to entry for suppliers to sell directly to customers.

The following table sets forth the relationship among our three market sectors, our eight businesses and our four financial reporting segments.

Market sector	Business	Financial reporting segment

— Infrastructure & Energy	— Waterworks — Utilities/Electrical — Industrial Pipe, Valves and Fittings (“IPVF”)	— Waterworks — Utilities/Electrical — Other

— Maintenance, Repair & Improvement	— Facilities Maintenance — Crown Bolt — Repair & Remodel	— Facilities Maintenance — Other — Other

— Specialty Construction	— White Cap — Creative Touch Interiors (“CTI”)	— White Cap — Other

For segment information, including Net sales, Adjusted EBITDA, Total assets of each financial reporting segment, and financial geographic data see Note 15 to the consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Customers and suppliers

We maintain a customer base of approximately 450,000 customers, the majority of which represent long-term relationships. Home Depot is our largest customer, accounting for 3.6% of fiscal 2011 Net sales. We are subject to very low customer concentration with no customer, other than Home Depot, representing more than 1% of fiscal 2011 Net sales, reducing our exposure to any single customer.

We have developed relationships with approximately 15,000 strategic suppliers, many of which are long-standing. These supplier relationships provide us with reliable access to inventory, volume purchasing benefits and the ability to deliver a diverse product offering on a cost-effective basis. We maintain multiple suppliers for a substantial number of our products, thereby limiting the risk of product shortage for customers.

Competition

We operate in a highly fragmented industry and hold a leading position in multiple sectors. Our national competitors include Wolseley (Ferguson Enterprises), Rexel, Grainger, Wesco, Fastenal, Watsco, Interline Brands, and McJunkin Redman Corporation. The majority of our competitors, however, are mid-size regional distributors and small, local distributors.

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

ITEM 1. BUSINESS, CONTINUED	HD SUPPLY, INC.

Infrastructure & Energy market sector

We serve customers in the Infrastructure & Energy market sector by striving to meet their demand for the critical supplies and services required to support established infrastructure and promote economic growth. The Waterworks, Utilities/Electrical, and IPVF businesses serve this sector. Their broad geographic presence, through a regionally organized distribution network of branches, reduces our exposure to economic factors in any single region.

Products

Waterworks: Pipes, fittings, valves, hydrants and meters for use in the construction, maintenance and repair of water and waste-water systems as well as fire-protection systems.

Utilities/Electrical: Conductors (wire and cable), transformers, overhead transmission and distribution hardware, switches, protective devices and underground distribution, connectors used in the construction or maintenance and repair of electricity transmission and substation distribution infrastructure, and electrical wire and cable, switchgear, supplies, lighting and conduit used in residential and commercial construction.

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

Specialty Construction market sector

We serve customers in the Specialty Construction market sector by delivering distinct, targeted products and services for commercial, residential and industrial applications. Our businesses serving this market sector include White Cap and CTI. Their broad geographic presence, through a regionally organized distribution network of branches, reduces our exposure to economic factors in any single region.

Products

White Cap: Tilt-up brace systems, forming and shoring systems, concrete chemicals, hand and power tools, rebar, ladders, safety and fall arrest equipment, specialty screws and fasteners, sealants and adhesives, drainage pipe, geo-synthetics, and erosion and sediment control used broadly across all types of residential and non-residential construction.

CTI: Flooring, cabinets, countertops and window coverings, along with comprehensive design center services, for the interior finish of residential, commercial, and senior living projects.

ITEM 1. BUSINESS, CONTINUED	HD SUPPLY, INC.

HD Supply Canada

HD Supply Canada (“HDS Canada”) is an industrial distributor that primarily focuses on servicing fasteners/ industrial supplies and specialty lighting markets. HDS Canada operates across nine provinces in 51 locations. In the Canadian specialty lighting distribution market, HDS Canada competes with other large national players as well as regional distributors. In the fasteners market, HDS Canada’s key competitors are a few large, national players, including Fastenal and Acklands-Grainger, as well as regional competitors.

Operations

Intellectual property

Our trademarks and those of our subsidiaries, certain of which are material to our business, are registered or otherwise legally protected in the United States, Canada and elsewhere. We, together with our subsidiaries, own approximately 200 trademarks registered worldwide. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including trademark, patent, copyright and trade secret laws, in addition to confidentiality agreements with suppliers, employees, consultants and others who have access to our proprietary information. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain our material trademark registrations so long as they remain valuable to our business. Other than the trademarks HD Supply (and design), Crown Bolt, National Waterworks (and design), USABluebook, Creative Touch Interiors and White Cap, we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets. Other than commercially available software licenses, we do not believe that any of our licenses for third-party intellectual property are material to our business, taken as a whole. See “Risk Factors—If we are unable to protect our intellectual property rights, or we infringe on the intellectual property rights of others, our ability to compete could be negatively impacted.”

Employees

In domestic and international operations, we had approximately 14,400 employees as of January 29, 2012, consisting of approximately 8,800 hourly personnel and 5,600 salaried employees. As of January 29, 2012, less than one percent of our hourly workforce was covered by three separate collective bargaining agreements.

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

ITEM 1. BUSINESS, CONTINUED	HD SUPPLY, INC.

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

Available Information

We are subject to the reporting and information requirements of the Exchange Act and, as a result, we file periodic reports and other information with the SEC. In addition, the indentures pursuant to which our 12.0% Senior Notes and our 13.5% Senior Subordinated Notes were issued require us to distribute to the holders of the notes annual reports containing our financial statements audited by our independent auditors as well as other information, documents and other information we file with the SEC under Sections 13(a) or 15(d) of the Exchange Act.

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

Historically, both new housing starts and residential remodeling have decreased in slow economic periods. In addition, residential construction activity can impact the level of non-residential construction activity. Other factors impacting the level of activity in the residential and nonresidential construction markets include:

—	changes in interest rates;

—	unemployment rates;

—	high foreclosure rates and unsold/foreclosure inventory;

—	unsold new housing inventory;

—	periods of economic slowdown or recession;

—	availability of financing (including the impact of disruption in the mortgage markets);

—	adverse changes in local, regional, or general economic conditions;

—	adverse changes in industrial economic outlook;

—	a decrease in the affordability of homes;

—	vacancy rates;

—	capacity utilization;

—	capital spending;

—	commercial investment;

—	corporate profitability;

—	local, state and federal government regulation; and

—	shifts in populations away from the markets that we serve.

In the infrastructure construction market, the level of activity depends largely on interest rates, availability and commitment of public funds for municipal spending, capacity utilization and general economic conditions. In the facility maintenance and repair market, the level of activity depends largely on occupancy rates within multifamily, hospitality, healthcare and institutional facilities markets. Because all of our markets are sensitive to changes in the economy, downturns (or lack of substantial improvement) in the economy in any region in which we operate have adversely affected and could continue to adversely affect our business, financial condition and results of operations. For example, we distribute many of our products to waterworks contractors in connection with residential, commercial and industrial construction projects. The water and wastewater transmission products industry is affected by changes in economic conditions, including national, regional and local standards in construction activity, and the amount spent by municipalities on waterworks infrastructure. While we operate in many markets in the United States and Canada, our business is particularly impacted by changes in the economies of Texas, California, and Florida, which represented approximately 15%, 14%, and 9%, respectively, in net sales for fiscal 2011.

In addition, the residential, non-residential and public infrastructure construction and facility maintenance and repair markets in which we compete are sensitive to general business and economic conditions in the United States and worldwide, including availability of credit, interest rates, fluctuations in capital, credit and mortgage

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

markets, and business and consumer confidence. There was a significant decline in economic growth, both in the U.S. and globally, that began in the second half of 2007 and continued through 2009. In addition, volatility and disruption in the capital markets during that period reached unprecedented levels, with stock markets falling dramatically and credit becoming very expensive or unavailable to many companies without regard to those companies’ underlying financial strength. As a result of these developments, many lenders and institutional investors reduced, and in some cases, ceased to provide funding to borrowers. Adverse developments in global financial markets and general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including our ability and the ability of our customers and suppliers to access capital. Although there have been some indications of stabilization in the general economy and certain industries and markets in which we operate, there can be no guarantee that any improvement in these areas will continue or be sustained.

We have been, and expect to continue to be, adversely impacted by the decline in the new residential construction market since its peak in 2005.

Most of our businesses are dependent to varying degrees upon the new residential construction market. The homebuilding industry is undergoing a significant and sustained downturn. According to the U.S. Census Bureau, actual single family housing starts in the U.S. during 2011 decreased 8% from 2010 levels. We believe that the market downturn over the past several years is attributable to a variety of factors including: the lasting impact of the recent economic recession; limited credit availability; excess home inventories; a substantial reduction in speculative home investment; a decline in consumer confidence; higher unemployment; and an industry-wide softening of demand. The multi-year downturn in the homebuilding industry has resulted in a substantial reduction in demand for our products and services, which in turn had a significant adverse effect on our business and operating results during fiscal years 2008 to 2011. In addition, the mortgage markets continue to experience disruption and reduced availability of mortgages for potential homebuyers due to more restrictive standards to qualify for mortgages, including with respect to new home construction loans.

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

The non-residential construction industry continues to experience a downturn which could materially and adversely affect our business, liquidity and results of operations.

Many of our businesses are dependent on the non-residential construction industry and the slowdown and volatility of the United States economy in general is having an adverse effect on our businesses that serve this industry. According to the U.S. Census Bureau, actual non-residential construction put-in-place in the U.S. during 2011 declined 3% from 2010 levels and 17% from 2009. From time to time, our businesses that serve the non-residential construction industry have also been adversely affected in various parts of the country by declines in non-residential construction starts due to, among other things, changes in tax laws affecting the real estate industry, high interest rates and the level of residential construction activity. Continued uncertainty about current economic conditions will continue to pose a risk to our businesses that serve the non-residential construction industry as participants in this industry may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a continued material negative effect on the demand for our products and services.

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

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

Residential renovation and improvement activity levels may not return to historic levels which may negatively impact our business, liquidity and results of operations.

Certain of our businesses rely on residential renovation and improvement (including repair and remodeling) activity levels. Unlike most previous cyclical declines in new home construction in which we did not experience comparable declines in our home improvement businesses, the recent economic decline adversely affected our home improvement businesses as well. According to Moody’s Economy.com, residential improvement project spending in the United States increased only 4% in 2011. Continued high mortgage delinquency and foreclosure rates, limitations in the availability of mortgage and home improvement financing and significantly lower housing turnover, may continue to limit consumers’ spending, particularly on discretionary items, and affect their confidence level leading to continued reduced spending on home improvement projects. The impact of these economic factors specific to the home improvement industry is exacerbated by unemployment.

We cannot predict the timing or strength of a significant recovery in these markets. Continued depressed activity levels in consumer spending for home improvement and new home construction will continue to adversely affect our results of operations and our financial position. Furthermore, continued economic weakness may cause unanticipated shifts in consumer preferences and purchasing practices and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer and our customers and could adversely affect our operating performance.

We may be unable to achieve or maintain profitability.

We have set goals to progressively improve our profitability over time by growing our sales, increasing our gross margin and reducing our expenses as a percentage of sales. For the fiscal years 2011 and 2010 we had net losses of $543 million and $619 million, respectively. There can be no assurance that we will achieve our enhanced profitability goals. Factors that could significantly adversely affect our efforts to achieve these goals include, but are not limited to, the following:

—	failure to grow our revenue through organic growth or through acquisitions;

—	failure to improve our revenue mix by investing (including through acquisitions) in businesses that provide higher margins than we have been able to generate historically;

—	failure to achieve improvements in purchasing or to maintain or increase our rebates from vendors through our vendor consolidation and/or low-cost country initiatives;

—	failure to improve our gross margins through the utilization of improved pricing practices and technology and sourcing savings;

—	failure to maintain or reduce our overhead and support expenses as we grow;

—	failure to effectively evaluate future inventory reserves;

—	failure to collect monies owed from customers; and

—	failure to integrate any businesses acquired.

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

As a holding company, we have no independent operations or material assets other than our ownership of equity interests in our subsidiaries and invested cash, and we depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses, including to satisfy our obligations under our 12% Senior Notes, 13.5% Senior Subordinated Notes, our senior secured credit facility (“Senior Secured Credit Facility”) and our asset based lending credit agreement (“ABL Credit Facility” and collectively with the “Senior Secured Credit Facility,” the “Senior Credit Facilities”). Our ability to make scheduled payments on, or to refinance our obligations under, our debt depends on the ability of our subsidiaries to make distributions and dividends to us, which, in turn, depends on their operating results, cash requirements, financial condition, and general business conditions, many of which may be beyond our control. In addition, while our subsidiaries currently have no legal or regulatory restrictions on payments of dividends to us, they may be subject to such restrictions in the future. If we do not receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

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

Significant amounts of our outstanding indebtedness will mature in 2014. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, capital resources and financial condition— External financing,” we amended and extended certain of our outstanding debt on March 19, 2010. As of January 29, 2012, approximately $1.0 billion outstanding under our Senior Credit Facilities will mature on April 1, 2014. As a result, we may be required to refinance any outstanding amounts under those facilities prior to the maturity date of our 12% Senior Notes and our 13.5% Senior Subordinated Notes. We cannot make assurances that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our debt facilities and the indentures governing our outstanding notes restrict our ability to dispose of assets and how we use the proceeds from any such dispositions. We cannot make assurances that we will be able to consummate those dispositions, or if we do, what the timing of the dispositions will be or whether the proceeds that we realize will be adequate to meet our debt service obligations, including amounts under our outstanding notes, when due.

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and make payments on the notes.

As of January 29, 2012, we had an aggregate principal amount of $5,462 million of outstanding debt, $200 million available under our Revolving Credit Facility, and $993 million available under our ABL Revolving Credit Facility (after giving effect to the borrowing base limitations and approximately $66 million in letters of credit issued and including $57 million of borrowings available on qualifying cash balances). For fiscal 2011, our earnings were insufficient to cover our fixed charges by $440 million.

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

—	our ability to refinance indebtedness may be limited or the associated costs may increase;

—	our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing may be impaired in the future;

—	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on and acceleration of such indebtedness;

—	we may be more vulnerable to general adverse economic and industry conditions; and

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

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

Home Depot guarantees payment of the Term Loan (the “THD Guarantee”) under the Senior Secured Credit Facility. The THD Guarantee also contains restrictive covenants that limit our ability to and the ability of our restricted subsidiaries to:

—	incur additional secured debt;

—	pay dividends; and

—	voluntarily repurchase our outstanding notes without Home Depot’s prior written consent.

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

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

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

A significant portion of our outstanding debt, including under the Senior Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Each one percentage point change in interest rates would result in an $11 million change in the annual cash interest expense on our term loans outstanding under our Senior Credit Facilities before any principal payment based on balances as of January 29, 2012. Assuming all revolving loans were fully drawn, each one percentage point change in interest rates would result in a $30 million change in annual cash interest expense on our Senior Credit Facilities. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

A downgrade, suspension or withdrawal of the rating assigned by a rating agency to the notes or our Senior Credit Facilities, if any, could cause the liquidity or market value of the notes to decline.

Our 12% Senior Notes and our 13.5% Senior Subordinated Notes have been rated by Standard & Poor’s Corporation and Moody’s Investor Services. Our Senior Credit Facilities have also been rated by Standard & Poor’s and Moody’s. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, total secured debt, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. Our outstanding notes and our debt facilities may in the future be rated by additional rating agencies. We cannot make assurances that any rating so assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances relating to the basis of the rating, such as an adverse change to our business, so warrant. The interest rates and other terms within our current credit agreements are not impacted by rating agency actions. Any lowering or withdrawal of a rating by a rating agency could reduce the liquidity or market value of our outstanding notes and make our ability to raise new funds or renew maturing debt more difficult.

Goodwill is subject to impairment testing and may affect future operating results.

As of January 29, 2012, goodwill represented approximately 47% of our total assets. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value based approach. The identification and measurement of impairment involves the estimation of the fair value of reporting units. Accounting for

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

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

The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The annual impairment test resulted in no impairment of goodwill during fiscal 2011 or fiscal 2010. During fiscal 2009, we recorded a goodwill impairment charge of $224 million driven by a reduction in expected future cash flows for certain businesses primarily as a result of the decline in the residential construction market and general weakness in the U.S. economy.

In view of the general economic downturn in the U.S., we may be required to take additional impairment charges relating to our operations or close under-performing locations.

During fiscal 2009, we recorded impairment charges related to the carrying value of goodwill for four of our reporting units. While a goodwill impairment charge was not recorded during fiscal 2011 or fiscal 2010, if weakness in the residential and/or non-residential construction markets and/or the general U.S. economy continues, we may need to take additional goodwill and/or asset impairment charges relating to certain of our reporting units and asset groups. Any such non-cash charges would have an adverse effect on our financial results.

In addition, we have closed certain under-performing branches. As of January 29, 2012, approximately 235 net branches have been closed and approximately 9,000 employees have been terminated since the Transactions. We may have to close additional branches in certain of our markets. Such facility closures could have a significant adverse effect on our financial condition, operating results and cash flows.

We occupy most of our facilities under long-term non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a facility, we remain obligated under the applicable lease.

Most of our facilities are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from 3 to 10 years and most provide options to renew for specified periods of time. We believe that leases we enter into in the future will likely be long-term and non-cancelable and have similar renewal options. If we close or idle a facility, we generally remain committed to perform our obligations under the applicable lease, which includes, among other things, payment of the base rent for the balance of the lease term. Over the course of the last three fiscal years, we closed or idled facilities for which we remain liable on the lease obligations. Our obligation to continue making rental payments in respect of leases for closed or idled facilities could have a material adverse effect on our business and results of operations.

The industries in which we operate are highly competitive and fragmented, and demand for our products and services could decrease if we are not able to compete effectively.

The industries in which we operate are fragmented, including the residential, non-residential and public infrastructure construction and facility repair and maintenance markets. There is significant competition in each of our businesses. Our competition includes other wholesalers and manufacturers that sell products directly to their respective customer base and some of our customers that resell our products. To a limited extent, retailers of electrical fixtures and supplies, building materials, maintenance repair and operations supplies, and contractors’ tools also compete with us. We also expect that new competitors may develop over time as internet-based enterprises become more established and reliable and refine their service capabilities. Competition varies depending on product line, customer classification and geographic area. The principal competitive factors in our business include, but are not limited to:

—	availability and cost of materials and supplies;

—	technical product knowledge and expertise as to application and usage;

—	advisory or other service capabilities;

—	ability to build and maintain customer relationships;

—	effective use of technology to identify sales and operational opportunities;

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

—	same-day delivery capabilities in certain product lines; and

—	pricing of products and provisions of credit.

We compete with many local, regional and, in several markets and product categories, other national distributors. Several of our competitors in one or more of our businesses have substantially greater financial and other resources than us. No assurance can be given that we will be able to respond effectively to such competitive pressures. Increased competition by existing and future competitors could result in reductions in sales, prices, volumes and gross margins that could materially adversely affect our business, financial condition and results of operations. Furthermore, our success will depend, in part, on our ability to maintain our market share and gain market share from competitors.

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

There can be no assurance that we will be able to take advantage effectively of the trend toward consolidation. The trend in our industry toward consolidation could make it more difficult for us to maintain operating margins and could also increase competition for our acquisition targets and result in higher purchase price multiples. Furthermore, as our industrial and construction customers face increased foreign competition and potentially lose business to foreign competitors or shift their operations overseas in an effort to reduce expenses, we may face increased difficulty in growing and maintaining our market share and growth prospects.

The loss of any of our significant customers could adversely affect our financial condition.

Our ten largest customers generated approximately 8.8% of our Net sales in fiscal 2011, and our largest customer accounted for 3.6% of our Net sales in that same period. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. During the economic downturn, some of our customers reduced their operations. For example, some homebuilder customers exited or severely curtailed building activity in certain of our markets. There is no assurance that our customers will determine to increase their operations or return to historic levels. Slow economic recovery could continue to have a significant adverse effect on our financial condition, operating results and cash flows.

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

The majority of our Net sales volume in fiscal 2011 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the construction industry in the areas where they operate. Our businesses offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific job where the security lies in lien rights associated with the material going into the job. The type of credit offered depends both on the financial strength of the customer and the nature of the business in which the customer is involved. End users, resellers and other non-contractor customers generally purchase more on unsecured credit than secured credit. The inability of our customers to pay off their credit lines in a timely manner, or at all, would adversely affect our financial condition, operating results and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

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

Certain of our largest customers historically have exerted significant pressure on their outside suppliers to keep prices low because of their market share and their ability to leverage such market share in the highly fragmented building products supply industry. The economic downturn has resulted in increased pricing pressures from our customers. If we are unable to generate sufficient cost savings to offset any price reductions, our financial condition, operating results and cash flows may be adversely affected.

We may not achieve the acquisition component of our growth strategy.

Acquisitions will continue to be an important component of our growth strategy; however, there can be no assurance that we will be able to continue to grow our business through acquisitions as we have done historically or that any businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. Future acquisitions may result in the incurrence of debt and contingent liabilities and an increase in interest expense and amortization expenses and significant charges relative to integration costs. Our strategy could be impeded if we do not identify suitable acquisition candidates and our financial condition and results of operations will be adversely affected if we overpay for acquisitions.

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

In addition, we may not be able to obtain financing necessary to complete acquisitions on attractive terms or at all.

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

A range of factors may make our quarterly revenues and earnings variable.

We have historically experienced, and in the future expect to continue to experience, variability in revenues and earnings on a quarterly basis. The factors expected to contribute to this variability include, among others: (i) the cyclical nature of some of the markets in which we compete, including the new residential and commercial construction markets, (ii) general economic conditions in the various local markets in which we compete, (iii) the pricing policies of our competitors, (iv) the production schedules of our customers, and (v) the effects of the weather. These factors, among others, make it difficult to project our operating results on a consistent basis, which may affect the price of our securities.

The residential, non-residential and infrastructure construction and facility maintenance and repair markets are cyclical and seasonal.

Although weather patterns affect our operating results throughout the year, adverse weather historically has reduced construction and maintenance and repair activity in the first and fourth quarters in our markets. In contrast, our highest volume of net sales historically has occurred in our second fiscal quarter. To the extent that hurricanes, severe storms, floods, other natural disasters or similar events occur in the markets in which we operate, our business may be adversely affected. In addition, most of our businesses experience seasonal variation as a result of the dependence of our customers on suitable weather to engage in construction, maintenance and renovation and improvement projects. For example, White Cap sells products used primarily in the residential and non-residential construction industry. Generally, during the winter months, construction activity declines due to inclement weather and shorter daylight hours. As a result, operating results for the businesses that experience such seasonality may vary significantly from period to period. We anticipate that fluctuations from period to period will continue in the future.

Fluctuating commodity prices may adversely impact our results of operations.

The cost of steel, aluminum, copper, ductile iron, polyvinyl chlorides (“PVC”) and other commodities used in the products we distribute can be volatile. Although we attempt to resist cost increases by our suppliers and to pass on increased costs to our customers, we are not always able to do so quickly or at all. In addition, if prices decrease for commodities used in products we distribute, we may have inventories purchased at higher prices than prevailing market prices. Significant fluctuations in the cost of the commodities used in products we distribute have in the past adversely affected, and in the future may adversely affect, our results of operations and financial condition.

If petroleum prices increase, our results of operations could be adversely affected.

Petroleum prices have fluctuated significantly in recent years. Prices and availability of petroleum products are subject to political, economic and market factors that are outside our control. Political events in petroleum-producing regions as well as hurricanes and other weather-related events may cause the price of fuel to increase. Within several of our principal and other businesses, we deliver a significant volume of products to our customers by truck. Our operating profit will be adversely affected if we are unable to obtain the fuel we require or to fully offset the anticipated impact of higher fuel prices through increased prices or fuel surcharges to our customers. Besides passing fuel costs on to customers, we have not entered into any hedging arrangements that protect against fuel price increases and we do not have any long-term fuel purchase contracts. If shortages occur in the supply of necessary petroleum products and we are not able to pass along the full impact of increased petroleum prices to our customers, our results of operations would be adversely affected.

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

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

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

In addition, the residential, non-residential and infrastructure construction and facility maintenance and repair markets are subject to cyclical market pressures. The length and magnitude of these cycles have varied over time and by market. Prices of the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation and trade policies, as well as from periodic delays in the delivery of our products. We have a limited ability to control the timing and amount of changes to prices that we pay for our products. In addition, the supply of our products fluctuates based on available manufacturing capacity. A shortage of capacity, or excess capacity, in the industry can result in significant increases or declines in market prices for those products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

We rely on third party suppliers and long supply chains, and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in our supply chains, our ability to timely and efficiently access products that meet our standards for quality could be adversely affected.

We buy our products and supplies from suppliers located throughout the world and they manufacture or purchase in the United States and abroad the products we buy from them. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our standards for quality and our need to access products and supplies in a timely and efficient manner is a significant challenge. We may be required to replace a supplier if their products do not meet our quality or safety standards. In addition, our suppliers could discontinue selling products manufactured in foreign countries at any time for reasons that may or may not be in our control or the suppliers’ control. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier who is unwilling or unable to satisfy our requirements with a supplier providing similar products. Our suppliers’ ability to deliver products may also be affected by financing constraints caused by credit market conditions, which could negatively impact our revenue and cost of products sold, at least until alternate sources of supply are arranged. In addition, since a portion of the products that we distribute is produced in foreign countries, we are dependent on long supply chains for the successful delivery of many of our products. The length and complexity of these supply chains make them vulnerable to numerous risks, many of which are beyond our control, which could cause significant interruptions or delays in delivery of our products. Factors such as political instability, the financial instability of suppliers, suppliers’ noncompliance with applicable laws, trade restrictions, labor disputes, currency fluctuations, changes in tariff or import policies, severe weather, terrorist attacks and transport capacity and cost may disrupt these supply chains and our ability to access products and supplies. If we increase the percentage of our products that are sourced from lower-cost countries, these risks will be amplified. Moreover, these risks will be amplified by our ongoing efforts to consolidate our supplier base across our businesses. We expect more of our products will be imported in the future, which will further increase these risks. A significant interruption in our supply chains caused by any of the above factors could result in increased costs or delivery delays and result in a decrease in our net sales and profitability.

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

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

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

We have exposure to counterparties with which we execute transactions, including U.S. and foreign commercial banks, insurance companies, investment banks, investment funds and other financial institutions, some of which may be exposed to bankruptcy, illiquidity, default or similar risks. Many of these transactions could expose us to risk in the event of the bankruptcy, receivership, default or similar event involving a counterparty. For example, one of the financial institutions that is committed to fund our ABL Revolving Credit Facility failed to meet a funding request by the Company in the first quarter of 2011. While we have not realized any significant losses to date, the bankruptcy, receivership, default or similar event involving one of our financial institution counterparties could have a material adverse impact on our access to funding or our ability to meet our financing agreement obligations.

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

In addition to these factors, our customers may elect to establish their own building products manufacturing and distribution facilities, or give advantages to manufacturing or distribution intermediaries in which they have an economic stake. These changes in the supply chain could adversely affect our financial condition, operating results and cash flows.

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

Inclement weather, anti-terrorism measures and other disruptions to the transportation network could impact our distribution system and our operations.

Our ability to provide efficient distribution of products to our customers is an integral component of our overall business strategy. Disruptions at distribution centers or shipping ports, due to events such as the flooding from Hurricane Irene and the outbreaks of tornadoes in 2011, blizzards in 2010, and the hurricanes of 2005, may affect our ability to both maintain key products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations.

Furthermore, in the aftermath of terrorist attacks in the United States, federal, state and local authorities have implemented and continue to implement various security measures that affect many parts of the transportation network in the United States and abroad. Our customers typically need quick delivery and rely on our on-time delivery capabilities. If security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers, or may incur increased expenses to do so.

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

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

We may experience a failure in or breach of our operational or information security systems, or those of our third party service providers, as a result cyber attacks or information security breaches.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. A failure in or breach of our operational or information security systems, or those of our third party service providers, as a result of cyber attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

Third party service providers are responsible for managing a significant portion of our information systems. Our business and results of operations may be adversely affected if the third party service provider does not perform satisfactorily.

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

As a result of the Transactions, the Equity Sponsors and their affiliates own most of the outstanding capital stock of our parent company, HDS Investment Holding, Inc. (“Holding”). Holding entered into a stockholders agreement with its stockholders in connection with the closing of the Transactions which contains, among other things, provisions relating to Holding’s governance, transfer restrictions, tag-along rights, drag-along rights, preemptive rights and certain unanimous approval rights. This stockholders agreement provides that the Equity Sponsors are entitled to elect (or cause to be elected) nine out of ten of Holding’s directors, which includes three designees of each Equity Sponsor. One of the directors designated by the Equity Sponsor associated with CD&R shall serve as the chairman. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Stockholders agreement and stockholder arrangements.” The interests of the Equity Sponsors may differ from our interest and from those of holders of our outstanding notes in material respects. For example, the Equity Sponsors may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their overall equity portfolios, even though such transactions might involve risks to holders of our outstanding notes. The Equity Sponsors are in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers of our customers. The companies in which one or more of the Equity Sponsors invest may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Additionally, the Equity Sponsors may determine that the disposition of some or all of their interests in our company would be beneficial to the Equity Sponsors at a time when such disposition could be detrimental to the holders of our outstanding notes. If we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of our equity holders might conflict with those of the holders of our outstanding notes. In that situation, for example, the holders of our outstanding notes might want us to raise additional equity from our equity holders or other investors to reduce our leverage and pay our debts, while our equity holders might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. The Equity Sponsors have no obligation to provide us with financing and are able to sell their equity ownership in us at any time. Moreover, the Equity Sponsors’ ownership of our company may have the effect of discouraging offers to acquire control of our company.

Our costs of doing business could increase as a result of changes in U.S. federal, state or local regulations.

Our operations are principally affected by various statutes, regulations and laws in the 45 U.S. states and nine Canadian provinces in which we operate. While we are not engaged in a “regulated” industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices (including pensions), competition, immigration and other matters. Additionally, building codes may affect the products our customers are allowed to use, and consequently, changes in building codes may affect the saleability of our products. Changes in U.S. federal, state or local regulations governing the sale of some of our products could increase our costs of doing business. In addition, changes to U.S. federal, state and local tax regulations could increase our costs of doing business. We cannot provide assurance that we will not incur material costs or liabilities in connection with regulatory requirements.

We deliver products to many of our customers through our own fleet of vehicles. The U.S. Department of Transportation, or the “DOT,” regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could increase our costs, which, if we are unable to pass these cost increases on to our customers, would reduce our gross margins, increase our selling, general and administrative expenses and reduce our net income.

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

We provide workers’ compensation, automobile and product/general liability coverage through a high deductible insurance program. In addition, we provide medical coverage to our employees through a self-insured preferred provider organization. Though we believe that we have adequate insurance coverage in excess of self-insured retention levels, our results of operations and financial condition may be adversely affected if the number and severity of insurance claims increases.

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

As an industrial distributor of manufactured products, our profitability is tied to the prices we pay to the manufacturers from which we purchase our products. Some of our suppliers price their products in currencies other than the U.S. dollar or incur costs of production in non-U.S. currencies. Accordingly, depreciation of the U.S. dollar against foreign currencies increases the prices we pay for these products. Even short-term currency fluctuations could adversely impact revenues and profitability if we are unable to pass higher supply costs on to our customers. Our delayed ability to pass on material price increases to our customers could adversely impact our financial condition, operating results and cash flows.

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

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

otherwise harm our business. If it became necessary for us to resort to litigation to protect these rights, any proceedings could be burdensome and costly, and we may not prevail.

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

The Internal Revenue Service has issued notices of proposed adjustments that propose to disallow certain of our deductions and the carryback of certain of our net operating losses to taxable years during which we were a member of The Home Depot, Inc.’s U.S. federal consolidated income tax return. The Internal Revenue Service is expected to issue in the near future a letter that proposes to assess tax liabilities from such proposed adjustments. We are estimating such letter will contain a proposed assessment of tax liabilities for approximately $322 million to $325 million, including accrued interest. We believe that the deductions we reported on the tax returns in question and carryback of the net operating losses are accurate and appropriate. Therefore, we intend to challenge any proposed assessment by filing a formal protest with the Appeals Division of the Internal Revenue Service. During the protest period, we intend to vigorously defend our positions rather than pay any proposed assessments. If we are ultimately required to pay any such proposed assessments, we could incur significant liabilities and our cash flows, future results of operations and financial position could be affected in a significant and adverse manner. The carryback of the net operating losses was made in accordance with (and subject to the terms of) an agreement entered into between our ultimate parent corporation, HDS Investment Holding, Inc., and The Home Depot, Inc. See Note 14, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements within Item 8 of this annual report on Form 10-K.

Our income tax net operating loss carry forwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

As of January 29, 2012, we had approximately $245 million of federal net operating loss carry forwards and $102 million of state net operating loss carry forwards. Our ability to deduct these net operating loss carry forwards against future taxable income could be substantially limited if we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986. In general, an ownership change would occur if there is a change in ownership of more than 50% of our stock over a three-year period. Our inability to utilize net operating loss carry forwards could result in the payment of cash taxes above the amounts currently estimated for future periods and have a negative effect on our future results of operations and financial position.

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

We may not be able to identify new products and new product lines and integrate them into our distribution network, which may impact our ability to compete.

Our business depends in part on our ability to identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete or trends in new products. In addition, our ability to integrate new products and product lines into our distribution network could impact our ability to compete. Furthermore, the success of new products and new product lines will depend on market demand and there is a risk that new products and new product lines will not deliver expected results, which could negatively impact our future sales and results of operations.

Our business may be subject to significant environmental, health and safety costs.

Our operations are subject to a broad range of federal, state, local and foreign environmental health and safety laws and regulations, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from releases of petroleum products and other hazardous substances. In the course of our operations, we store fuel in on-site storage tanks, and we use and dispose of a limited amount of hazardous substances. We cannot make assurances that compliance with existing or future environmental, health and safety laws, such as those relating to our remediation obligations, will not adversely affect future operating results.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. We are required to evaluate the effectiveness of our disclosure controls and internal control over financial reporting on a periodic basis and publicly disclose the results of these evaluations and related matters, in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These reporting and other obligations place significant additional demands on our management and administrative and operational resources, including our accounting resources, which could adversely affect our operations among other things. To comply with these requirements, we have upgraded, and are continuing to upgrade our systems, including information technology, implemented additional financial and management controls, reporting systems and procedures and hired additional legal, internal audit, accounting and finance staff. We cannot be certain that we will be successful in maintaining adequate control over our financial reporting and financial processes. Furthermore, as we grow our business, our disclosure controls and internal controls will become more complex, and we may require significantly more resources to ensure that these controls remain effective. If we are unable to continue upgrading our financial and management controls, reporting systems, information technology and

ITEM 1A. RISK FACTORS, CONTINUED	HD SUPPLY, INC.

procedures in a timely and effective fashion, additional management and other resources of our company may need to be devoted to assist in compliance with the disclosure and financial reporting requirements and other rules that apply to reporting companies, which could adversely affect our business, financial position and results of operations.

Due to an exemption established by rules of the SEC for non-accelerated filers, we are not required to have and have not had our independent registered public accounting firm perform an evaluation of our internal control over financial reporting as of the end of our fiscal year in accordance with the provisions of the Sarbanes-Oxley Act of 2002. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act of 2002, additional control deficiencies may have been identified by our independent registered public accounting firm and those control deficiencies could have also represented one or more material weaknesses.

HD SUPPLY, INC.

ITEM 2. PROPERTIES

As of January 29, 2012, HD Supply reported 679 branches in the United States and Canada, as is shown in the tables below. These locations utilized approximately 21.3 million square feet, of which approximately 8% was owned (including locations subject to a ground lease) and approximately 92% was leased. We generally prefer to lease our locations, as it provides the flexibility to expand or relocate our sites as needed to serve evolving markets.

UNITED STATES		STATE TOTALS
Alabama	AL	8
Alaska	AK	1
Arizona	AZ	37
Arkansas	AR	4
California	CA	85
Colorado	CO	16
Connecticut	CT	2
Delaware	DE	4
Florida	FL	72
Georgia	GA	23
Hawaii	HI	3
Idaho	ID	3
Illinois	IL	19
Indiana	IN	12
Iowa	IA	6
Kansas	KS	5
Kentucky	KY	4
Louisiana	LA	11
Maryland	MD	11
Massachusetts	MA	3
Michigan	MI	3
Minnesota	MN	6
Mississippi	MS	2
Missouri	MO	13
Montana	MT	5
Nebraska	NE	3
Nevada	NV	11
New Jersey	NJ	5
New Mexico	NM	8
New York	NY	4
North Carolina	NC	29
Ohio	OH	21
Oklahoma	OK	8
Oregon	OR	6
Pennsylvania	PA	9
South Carolina	SC	14
South Dakota	SD	2
Tennessee	TN	13
Texas	TX	69
Utah	UT	10
Virginia	VA	18
Washington	WA	18
West Virginia	WV	4
Wisconsin	WI	4
Wyoming	WY	6
	SUBTOTAL (U.S. Only)	620

ITEM 2. PROPERTIES, CONTINUED	HD SUPPLY, INC.

CANADA		PROVINCE TOTALS
Alberta	AB	6
British Columbia	BC	4
Manitoba	MB	2
New Brunswick	NB	1
Nova Scotia	NS	2
Ontario	ON	40
Prince Edward Island	PE	1
Quebec	QC	2
Saskatchewan	SK	1
	SUBTOTAL (Canada Only)	59

	TOTAL	679

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in litigation from time to time in the ordinary course of business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, based on current knowledge, all reasonably estimable and probable matters are believed to be adequately reserved for or covered by insurance and disclosed herein. For all such other matters, we believe the possibility of losses from such matters are remote or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.

HD SUPPLY, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s common stock. The Company had one record holder of common stock on March 23, 2012, and no equity securities of the Company are authorized for issuance under any equity compensation plan.

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

During fiscal 2011, HD Supply disposed of its Plumbing/HVAC and SESCO/QUESCO operations. In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, the results of the Plumbing/HVAC and SESCO/QUESCO operations and the gain on sale of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sale of businesses, net of tax, as one line item on the Consolidated Statements of Operations. All prior period Consolidated Statements of Operations presented have been restated to reflect this presentation.

Our consolidated and combined financial information may not be indicative of our future performance and our combined financial information does not reflect what our financial position and results of operations would have been had we operated as a separate stand-alone entity during the Predecessor periods. See “Item 1A. Risk Factors — Our combined financial information as of and for periods prior to the Transactions is not representative of our future financial position, future results of operations or future cash flows nor does it reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.” In addition, we note that due to the significant size and number of acquisitions we completed in the period from January 29, 2007 to August 29, 2007, our historical data is not directly comparable on a period-over-period basis. See “Item 1. Business – Our history.”

ITEM 6. SELECTED FINANCIAL DATA, CONTINUED	HD SUPPLY, INC.

Selected consolidated and combined financial information

	Successor					Predecessor
	Fiscal year ended				Period from	Period from
					August 30, 2007 to February 3, 2008	January 29, 2007 to August 29, 2007
(Dollars in millions)	January 29, 2012	January 30, 2011	January 31, 2010	February 1, 2009
Statement of income data:
Net sales	$7,724	$7,015	$6,947	$9,005	$4,148	$6,350
Cost of sales	5,545	5,046	5,049	6,548	3,024	4,627

Gross profit	2,179	1,969	1,898	2,457	1,124	1,723
Operating expenses:
Selling, general and administrative	1,636	1,537	1,540	1,876	899	1,264
Depreciation and amortization	344	358	376	391	163	111
Restructuring	–	8	21	31	–	–
Goodwill impairment	–	–	224	943	–	–

Total operating expenses	1,980	1,903	2,161	3,241	1,062	1,375

Operating income (loss)	199	66	(263)	(784)	62	348
Interest expense	639	623	602	644	289	220
Interest (income)	–	–	–	(3)	–	–
Other (income) expense, net	–	(1)	(208)	11	–	–

Income (loss) from continuing operations before provision for income taxes and discontinued operations	(440)	(556)	(657)	(1,436)	(227)	128
Provision (benefit) for income taxes	79	28	(188)	(291)	(82)	53

Income (loss) from continuing operations	(519)	(584)	(469)	(1,145)	(145)	75
Income (loss) from discontinued operations, net of tax	(24)	(35)	(45)	(110)	(18)	(19)

Net income (loss)	$(543)	$(619)	$(514)	$(1,255)	$(163)	$56

Balance sheet data (end of period):
Working capital (unaudited)(1)	$1,012	$1,176	$1,925	$2,071	$2,009
Cash and cash equivalents	111	292	539	771	108
Total assets	6,738	7,089	7,845	9,088	10,593
Total debt(2)	5,462	5,249	5,775	6,056	5,800
Total stockholder’s equity (deficit)	(428)	96	688	1,175	2,433

Other financial data (unaudited):
Cash interest expense(3)	$457	$365	$363	$397	$191	$220
EBITDA(4)	545	427	326	(396)	229	462
Adjusted EBITDA(4)	569	457	387	610	232	494
Capital expenditures	115	49	58	77	75	176
Ratio of earnings to fixed charges (5)						1.4x

Statement of cash flows data:
Cash flows provided by (used in) operating activities, net	$(165)	$551	$69	$548	$364	$408
Cash flows provided by (used in) investing activities, net	(6)	(45)	(41)	37	(8,255)	(140)
Cash flows provided by (used in) financing activities, net	(10)	(755)	(263)	86	7,977	(269)

(1)	We define working capital as current assets (including cash) minus current liabilities, which include the current portion of long-term debt and accrued interest thereon.

(2)	Total debt includes current and non-current installments of long-term debt and capital leases.

(3)	Cash interest expense represents total interest expense in continuing operations less (i) amortization of deferred financing costs, (ii) amortization of the asset related to the estimated fair value of the THD Guarantee, (iii) paid-in-kind (“PIK”) interest expense on our 13.5% Senior Subordinated Notes and (iv) amortization of amounts in accumulated other comprehensive income related to derivatives. Effective September 1, 2011, the interest expense on our 13.5% Senior Subordinated Notes is no longer paid-in-kind, but rather paid in cash.

ITEM 6. SELECTED FINANCIAL DATA, CONTINUED	HD SUPPLY, INC.

The following table provides a reconciliation of interest expense, the most directly comparable financial measure under U.S. GAAP, to cash interest expense for the periods presented (amounts in millions):

	Successor					Predecessor
	Fiscal year ended				Period from	Period from
					August 30, 2007 to February 3, 2008	January 29, 2007 to August 29, 2007
	January 29, 2012	January 30, 2011	January 31, 2010	February 1, 2009

Interest expense	$ 639	$ 623	$ 602	$ 644	$ 289	$ 220
Amortization of deferred financing costs	(37)	(36)	(33)	(33)	(14)	–
Amortization of THD Guarantee	(13)	(14)	(21)	(21)	(9)	–
PIK interest expense on our 13.5% Senior Subordinated Notes	(132)	(206)	(182)	(192)	(75)	–
Amortization of amounts in accumulated other comprehensive income related to derivatives	–	(2)	(3)	(1)	–	–

Cash interest expense	$ 457	$ 365	$ 363	$ 397	$ 191	$ 220

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

In addition, we present Adjusted EBITDA because it is a primary measure used by management to evaluate operating performance. Adjusted EBITDA is based on “Consolidated EBITDA,” a measure which is used in calculating financial ratios in several material debt covenants in our Senior Secured Credit Facility and our ABL Credit Facility. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA and our ABL Credit Facility requires us to maintain a fixed charge coverage ratio of 1:1 if we do not maintain $210 million of borrowing availability. Adjusted EBITDA is defined as EBITDA adjusted to exclude non-cash items and certain other adjustments to Consolidated Net Income permitted in calculating Consolidated EBITDA under our Senior Secured Credit Facility and our ABL Credit Facility. We believe that inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash items, items that we do not expect to continue at the same level and other items. The Senior Secured Credit Facility and ABL Credit Facility permit us to make certain adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this annual report on Form 10-K. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources— External Financing.”

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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure under U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (amounts in millions):

	Successor					Predecessor
	Fiscal year ended				Period from	Period from
					August 30, 2007 to February 3, 2008	January 29, 2007 to August 29, 2007
	January 29, 2012	January 30, 2011	January 31, 2010	February 1, 2009

Net income (loss)	$ (543)	$ (619)	$ (514)	$ (1,255)	$ (163)	$ 56
Less income (loss) from discontinued operations, net of tax	24	35	45	110	18	19

Income (loss) from continuing operations	(519)	(584)	(469)	(1,145)	(145)	75

Interest expense, net	639	623	602	641	289	220
Provision (benefit) from income taxes	79	28	(188)	(291)	(82)	53
Depreciation and amortization	346	360	381	399	167	114

EBITDA	$ 545	$ 427	$ 326	$ (396)	$ 229	$ 462

Adjustments to EBITDA:
Other (income) expense, net (i)	–	(1)	(208)	11	–	–
Goodwill impairment (ii)	–	–	224	943	–	–
Restructuring charge (iii)	–	8	21	32	–	–
Stock-based compensation (iv)	20	17	18	14	1	32
Management fee & related expenses paid to Equity Sponsors (v)	5	5	5	6	2	–
Other	(1)	1	1	–

Adjusted EBITDA	$ 569	$ 457	$ 387	$ 610	$ 232	$ 494

(i)	Represents the gain/loss on extinguishment of debt, the gains/losses associated with the changes in fair value of interest rate swap contracts not accounted for under hedge accounting, and other non-operating income/expense.
(ii)	Represents the non-cash impairment charge of goodwill recognized during fiscal 2009 and fiscal 2008 in accordance with Accounting Standards Codification 350, Intangibles – Goodwill and Other.
(iii)	Represents the costs incurred for employee reductions and branch closures or consolidations. These costs include occupancy costs, severance, and other costs incurred to exit a location.
(iv)	The Predecessor period includes stock-based compensation costs for stock options, Employee Stock Purchase Plans and restricted stock. The Successor periods include stock-based compensation costs for stock options.
(v)	The Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee and related expenses through August 2017.

Amounts were derived from our consolidated and combined financial statements.

ITEM 6. SELECTED FINANCIAL DATA, CONTINUED	HD SUPPLY, INC.

(5)	For the purposes of calculating the ratio of earnings to fixed charges, earnings consist of Income from continuing operations before provision (benefit) for income taxes plus fixed charges. Fixed charges include cash and non-cash interest expense, whether expensed or capitalized, amortization of debt issuance cost, amortization of the THD Guarantee and the portion of rental expense representative of the interest factor. The ratio of earnings to fixed charges was calculated as follows (amounts in millions):

	Successor					Predecessor
	Fiscal year ended				Period from	Period from
					August 30, 2007 to February 3, 2008	January 29, 2007 to August 29, 2007
	January 29, 2012	January 30, 2011	January 31, 2010	February 1, 2009

Income (loss) from continuing operations before provision (benefit) for income taxes	$ (440)	$ (556)	$ (657)	$ (1,436)	$ (227)	$ 128
Add:
Interest expense	639	623	602	644	289	261
Portion of rental expense under operating leases deemed to be the equivalent of interest	50	51	54	57	23	34

Adjusted earnings	$ 249	$ 118	$ (1)	$ (735)	$ 85	$ 423

Fixed charges:
Interest expense	$ 639	$ 623	$ 602	$ 644	$ 289	$ 261
Portion of rental expense under operating leases deemed to be the equivalent of interest	50	51	54	57	23	34

Total fixed charges	$ 689	$ 674	$ 656	$ 701	$ 312	$ 295

Ratio of earnings to fixed charges(i)						1.4x

(i)	For fiscal 2011, fiscal 2010, fiscal 2009, fiscal 2008, and the period from August 30, 2007 to February 3, 2008, our earnings were insufficient to cover fixed charges by $440 million, $556 million, $657 million, $1,436 million and $227 million, respectively.

HD SUPPLY, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

HD Supply, Inc. is one of the largest industrial distribution companies in North America. With a diverse portfolio of industry-leading businesses and more than 80 years of experience, we provide a broad range of products and services to approximately 450,000 professional customers in the infrastructure and energy, maintenance, repair and improvement, and specialty construction markets. HD Supply has an expansive offering of approximately one million SKUs of quality, name-brand and propriety-brand products at competitive prices. Through 679 locations across 45 states and nine Canadian provinces, we provide localized, customer-driven services including jobsite delivery, will call or direct-ship options, diversified logistics and innovative solutions that contribute to our customers’ success.

Description of market sectors

Through eight industrial distribution businesses in the U.S. and a Canadian operation, we provide products and services to professional customers in the Infrastructure & Energy, Maintenance, Repair & Improvement and Specialty Construction market sectors, as presented below:

Infrastructure & Energy — To support established infrastructure and economic growth, our Infrastructure & Energy businesses serve customers in the Infrastructure & Energy market sector by striving to meet their demand for the critical supplies and services used to build and maintain water systems, oil refineries, and petrochemical plants, and for the generation, transmission, distribution and application of electrical power. This market sector is made up of the following businesses:

—	Waterworks — Distributes complete lines of water and wastewater transmission products, serving contractors and municipalities in all aspects of the water and wastewater industries.

—

Utilities/Electrical — Distributes electrical transmission and distribution products, power plant maintenance, repair and operations (“MRO”) supplies, smart-grid technologies, and provides materials management and procurement outsourcing arrangements to investor-owned utilities, municipal and provincial power authorities, rural electric cooperatives and utility contractors and distributes electrical products such as wire and cable, switch gear supplies, lighting and conduit to residential and commercial contractors.

—

Industrial Pipe, Valves and Fittings (“IPVF”) — Distributes stainless steel and special alloy pipes, plates, sheets, flanges and fittings, as well as high performance valves, actuation services and high-density polyethylene pipes and fittings for oil and gas, petrochemical, power, food and beverage, pulp and paper, mining, and marine industries; IPVF also serves pharmaceutical customers, industrial and mechanical contractors, fabricators, wholesale distributors, exporters and original equipment manufacturers.

Maintenance, Repair & Improvement — Our Maintenance, Repair & Improvement businesses serve customers in the Maintenance, Repair & Improvement market sector by striving to meet their continual demand for supplies needed to fix and upgrade facilities across multiple industries. This market sector is made up of the following businesses:

—	Facilities Maintenance — Supplies MRO products and upgrade and renovation services largely to the multifamily, healthcare, hospitality, institutional, and industrial markets.

—	Crown Bolt — A retail distribution operator, providing program and packaging solutions, sourcing, distribution, and in-store service, primarily serving The Home Depot, Inc.

—	Repair & Remodel — Offers light remodeling and construction supplies primarily to small remodeling contractors and trade professionals.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Specialty Construction — Our Specialty Construction businesses serve customers in the Specialty Construction market sector by striving to meet their very distinct, customized supply needs in commercial, residential and industrial applications. This market sector is made up of the following businesses:

—	White Cap — Distributes specialized hardware, tools and building materials to professional contractors.

—

Creative Touch Interiors (“CTI”) — Offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for residential, commercial, and senior living projects.

For a description of the relationship among our market sectors, our businesses and our financial reporting segments, see “Item 1. Business — Our sectors” within Part I of this annual report on Form 10-K.

Acquisitions

We enter into strategic acquisitions to expand into new markets, new platforms, and new geographies in an effort to better service existing customers and attract new ones. In accordance with the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805, Business Combinations, the results of the acquisitions we completed are reflected in our consolidated financial statements from the date of acquisition forward.

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

On June 1, 2009, we acquired substantially all of the assets of ORCO Construction Supply, a former competitor of the White Cap business, out of bankruptcy, for approximately $16 million. These assets are utilized as part of the HD Supply White Cap business.

Discontinued operations

On September 9, 2011, we sold all of the issued and outstanding equity interests in our Plumbing/HVAC business to Hajoca Corporation. We received cash proceeds of approximately $116 million, net of $8 million remaining in escrow and $4 million of transaction costs. As a result of the sale, we recorded a $7 million pre-tax gain in fiscal 2011.

On February 28, 2011, we sold substantially all of the assets of SESCO/QUESCO, an electrical products division of HD Supply Canada, to Sonepar Canada, and received proceeds of approximately $11 million, less $1 million remaining in escrow. As a result of the sale, we recorded a $2 million pre-tax gain in fiscal 2011.

In accordance with ASC 205-20, Discontinued Operations, the results of the Plumbing/HVAC and SESCO/QUESCO operations as well as the gain on sale of businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and the gain on the sale of businesses, net of tax, as one line item on the Consolidated Statements of Operations. All prior period Consolidated Statements of Operations presented have been restated to reflect this presentation. For additional detail related to the results of operations of the discontinued operations, see “Note 3, Discontinued Operations,” in the Notes to the Consolidated Financial Statements within Item 8 of Part II of this annual report on Form 10-K.

Subsequent Event

On March 8, 2012, the Company entered into a definitive agreement to sell all of the issued and outstanding equity interests in its Industrial Pipes, Valves and Fittings business to Shale-Inland Holdings LLC for approximately $469 million. The transaction is expected to close in March 2012 upon the satisfaction of customary closing conditions, including certain financing conditions and obtaining requisite government approvals.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Key business metrics

Revenues

We earn our revenues primarily from the sale of approximately one million construction, infrastructure, maintenance and renovation and improvement related products and our provision of related services to approximately 450,000 professional customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses. We recognize our revenue, net of sales tax and allowances for returns and discounts, when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable and collectability is reasonably assured. Net sales in certain of our market sectors, particularly Infrastructure & Energy, fluctuate with the costs of required commodities.

We ship products to customers predominantly by internal fleet and to a lesser extent by third party carriers. Revenues are recognized from product sales when title to the products is passed to the customer, which generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third party carriers.

We include shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through Cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in Selling, general and administrative expenses and totaled $101 million, $96 million, and $89 million in fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

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

Operating expenses

Operating expenses are primarily comprised of selling, general and administrative costs, which include payroll expenses (salaries, wages, employee benefits, payroll taxes and bonuses), rent, insurance, utilities, repair and maintenance and professional fees.

In addition, operating expenses include depreciation and amortization, restructuring charges, and goodwill impairments.

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

Fiscal year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal years ended January 29, 2012 (“fiscal 2011”), January 30, 2011 (“fiscal 2010”), and January 31, 2010 (“fiscal 2009”) all include 52 weeks.

Consolidated results of operations

				Percentage Increase (Decrease)
	Fiscal Year			2011 vs. 2010	2010 vs. 2009
Dollars in millions	2011	2010	2009
Net sales	$7,724	$7,015	$6,947	10.1	1.0
Gross profit	2,179	1,969	1,898	10.7	3.7
Operating expenses:
Selling, general & administrative	1,636	1,537	1,540	6.4	(0.2)
Depreciation & amortization	344	358	376	(3.9)	(4.8)
Restructuring	–	8	21	*	(61.9)
Goodwill impairment(a)	–	–	224	*	*

Total operating expenses	1,980	1,903	2,161	4.0	(11.9)

Operating income (loss)	199	66	(263)	*	*
Interest expense	639	623	602	2.6	3.5
Other (income) expense, net	–	(1)	(208)	*	*

Income (loss) from continuing operations before provision (benefit) for income taxes	(440)	(556)	(657)	20.9	15.4
Provision (benefit) for income taxes	79	28	(188)	*	*

Income (loss) from continuing operations	$(519)	$(584)	$(469)	11.1	(24.5)

Other Financial Data:
EBITDA(b)	$545	$427	$326	27.6	31.0
Adjusted EBITDA(c)	$569	$457	$387	24.5	18.1

* not meaningful; (a) See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5, Goodwill and Intangible Assets;” (b) EBITDA is defined as Net income (loss) less Income (loss) from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, and (iii) Depreciation and amortization; and (c) Adjusted EBITDA is EBITDA plus (i) other (income) expense, net, (ii) goodwill impairment, (iii) restructuring charges, (iv) stock-based compensation and (v) management fees and related expenses, see “Item 6. Selected Financial Data.” For a reconciliation of EBITDA and Adjusted EBITDA to Income (loss) from continuing operations and Net income (loss), see “Item 6. Selected Financial Data.”

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

				Basis Point Increase (Decrease)
	% of Net sales
	Fiscal Year			2011 vs. 2010	2010 vs. 2009
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%	–	–
Gross profit	28.2	28.1	27.3	10	80
Operating expenses:
Selling, general & administrative	21.2	21.9	22.2	(70)	(30)
Depreciation & amortization	4.4	5.1	5.4	(70)	(30)
Restructuring	–	0.1	0.3	(10)	(20)
Goodwill impairment(a)	–	–	3.2	–	(320)

Total operating expenses	25.6	27.1	31.1	(150)	(400)

Operating income (loss)	2.6	1.0	(3.8)	160	480
Interest expense	8.3	8.9	8.7	(60)	20
Other (income) expense, net	–	–	(3.0)	–	(300)

Income (loss) from continuing operations before provision (benefit) for income taxes	(5.7)	(7.9)	(9.5)	220	160
Provision (benefit) for income taxes	1.0	0.4	(2.7)	60	310

Income (loss) from continuing operations	(6.7)	(8.3)	(6.8)	160	(150)

Other Financial Data:
EBITDA(b)	7.1	6.1	4.7	100	140
Adjusted EBITDA(c)	7.4	6.5	5.6	90	90

* not meaningful; (a) See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5, Goodwill and Intangible Assets;” (b) EBITDA is defined as Net income (loss) less Income (loss) from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, and (iii) Depreciation and amortization; and (c) Adjusted EBITDA is EBITDA plus (i) other (income) expense, net, (ii) goodwill impairment, (iii) restructuring charges, (iv) stock-based compensation and (v) management fees and related expenses, see “Item 6. Selected Financial Data.” For a reconciliation of EBITDA and Adjusted EBITDA to Income (loss) from continuing operations and Net income (loss), see “Item 6. Selected Financial Data.”

Fiscal 2011 compared to fiscal 2010

Highlights

Net sales in fiscal 2011 increased $709 million, or 10.1%, compared to fiscal 2010. All of our market sectors realized increases in Net sales, led by the Infrastructure & Energy market sector. Despite continued weakness in the economy, during fiscal 2011, our sales initiatives, continued focus on margin expansion and cost control resulted in an increase in our Operating income of $133 million and our Adjusted EBITDA of $112 million, or 24.5%, as compared to fiscal 2010. In addition, we continue to maintain strong liquidity, with $1.2 billion available as of January 29, 2012.

Our increases in Net Sales and Adjusted EBITDA were achieved despite the continued weak economy and construction markets. Single-family housing starts declined approximately 8% in 2011, but are projected to increase by a 20% to 30% compound annual rate from 2011 to 2014. Non-residential construction declined 2% in 2011 versus 2010. A compound annual growth rate of between 6% and 13% is forecasted from 2011 to 2014.

Net sales

Net sales increased $709 million, or 10.1%, to $7,724 million during fiscal 2011 as compared to fiscal 2010.

Each of our market sectors experienced an increase in Net sales during fiscal 2011 as compared to fiscal 2010. Net sales were positively impacted by improvements in the energy market, sales initiatives, and commodity prices. Our Infrastructure & Energy market sector experienced the largest growth, with an increase of $406 million, or 11.0%, in fiscal 2011 as compared to fiscal 2010.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Gross profit

Gross profit increased $210 million, or 10.7%, to $2,179 million during fiscal 2011 as compared to fiscal 2010.

An increase in gross profit in fiscal 2011 was experienced across all of our market sectors. The improvements in gross profit were primarily driven by increased sales volumes. Gross profit as a percentage of Net sales (“gross margin”) increased approximately 10 basis points to 28.2% in fiscal 2011 from 28.1% in fiscal 2010, primarily as a result of product mix.

Operating expenses

Operating expenses increased $77 million, or 4.0%, to $1,980 million during fiscal 2011 as compared to fiscal 2010.

Selling, general and administrative expenses increased at all of our market sectors during fiscal 2011 as compared to fiscal 2010, primarily as a result of increases in variable expenses due to sales volume increases and, to a lesser extent, an increase in employee benefits related to the restoration of the Company’s match on the 401(k) defined contribution plan. Selling, general and administrative expenses as a percentage of Net sales declined approximately 70 basis points to 21.2% in fiscal 2011 as compared to fiscal 2010, through the leverage of fixed costs through sales volume increases and efforts to control variable expenses.

Depreciation and amortization expense declined primarily due to lower capital expenditures in recent years. During fiscal 2010, we recorded $8 million of restructuring charges under the fiscal 2009 restructuring plan.

Operating income (loss)

Operating income of $199 million increased $133 million during fiscal 2011 as compared to fiscal 2010, as a result of the improvement in Net sales and Gross profit and control over growth in Operating expenses. Operating income as a percentage of Net sales increased approximately 160 basis points in fiscal 2011 as compared to fiscal 2010. The improvement was driven by our Specialty Construction and Maintenance, Repair & Improvement market sectors, and, to a lesser extent, our and Infrastructure & Energy market sector.

Interest expense

Interest expense associated with interest-bearing debt was higher in fiscal 2011 as compared to fiscal 2010. The increase is due to an increase in the principal of the 13.5% Senior Subordinated Notes due to the paid-in-kind interest capitalization, partially offset by a decline in average debt balances on the ABL Credit Facility and Cash Flow Revolver as compared to fiscal 2010. Interest expense in fiscal 2011 was also positively impacted by a reduction in interest rates on our variable rate debt as compared to fiscal 2010.

Other (income) expense, net

During fiscal 2010, we recognized a $6 million gain related to the valuation of our interest rate swaps.

In connection with the amendment of our debt agreements in first quarter 2010, we incurred financing fees of approximately $34 million, of which approximately $3 million were charged to Other (income) expense, net in the Consolidated Statement of Operations for fiscal 2010 in accordance with U.S. GAAP (Accounting Standards Codification (“ASC”) 470- 50, Debt-Modifications and Extinguishments). The remaining $31 million was deferred and is being amortized to interest expense over the term of the amended agreements. In addition, in connection with the $30 million prepayment of non-extending Term Loans under the Senior Secured Credit Facility in first quarter 2010, we wrote-off the unamortized pro-rata portion of the THD Guarantee and the unamortized pro-rata portion of the deferred debt costs, resulting in a charge of $2 million, reflected in Other (income) expense, net in the Consolidated Statements of Operations for fiscal 2010.

Provision (benefit) for income taxes

The provision (benefit) for income taxes from continuing operations increased to a $79 million provision in fiscal 2011 from a $28 million provision in fiscal 2010. The effective rate for continuing operations for fiscal 2011 was an expense of 18.0%, mainly driven by the impact of a $243 million increase in the U.S. valuation allowance on deferred tax assets. The U.S. valuation allowance for fiscal 2011 includes an increase of $58 million related to deferred tax liabilities generated by indefinite lived intangibles. The deferred tax liability associated with indefinite life intangibles is not available as a source of taxable income to support the realization of deferred tax

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

assets created by other deductible temporary timing differences. The effective rate for continuing operations for fiscal 2010 was an expense of 5.1% driven by the impact of a $217 million increase in the valuation allowance on deferred tax assets.

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

EBITDA and Adjusted EBITDA

EBITDA increased $118 million, or 27.6%, in fiscal 2011 as compared to fiscal 2010 and Adjusted EBITDA increased $112 million, or 24.5%, in fiscal 2011 as compared to fiscal 2010. The increase in EBITDA and Adjusted EBITDA is primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 90 basis points to 7.4% in fiscal 2011, primarily due to the leverage of fixed costs through sales volume increases and efforts to control variable expenses.

Fiscal 2010 compared to fiscal 2009

Highlights

Net sales in fiscal 2010 increased $68 million, or 1.0%, compared to fiscal 2009, led by increased volume in the Maintenance, Repair & Improvement market sector. For the first time since 2006, the residential construction market, measured by single family housing starts, experienced positive growth in 2010, of 7%.

Our Operating income in fiscal 2010 improved by $329 million, primarily as a result of the non-cash goodwill impairment charge of $224 million recorded in fiscal 2009. As a result of our continued cost reduction and margin expansion efforts, our Operating income in fiscal 2010 increased by $105 million as compared to fiscal 2009 excluding the goodwill impairment charge. During fiscal 2010, our Adjusted EBITDA increased $70 million, or 18.1%, as compared to fiscal 2009.

During fiscal 2010, the Company recorded charges of $8 million for branch closures and consolidations under previously announced plans. During fiscal 2009, the Company recorded charges of $21 million for branch closures, primarily at our Specialty Construction and Infrastructure & Energy market sectors under a plan initiated in the third quarter of fiscal 2009. Fiscal 2009 was also negatively impacted by inventory valuation charges of $20 million recorded in the fourth quarter as a result of continued weakness in the construction and oil and gas markets. The inventory valuation charges are included in Cost of sales in the Company’s consolidated statement of operations. We continued to benefit from our ongoing corporate cost reduction efforts and branch closure and consolidation activities.

Net sales

Net sales increased $68 million, or 1.0%, to $7,015 million during fiscal 2010 as compared to fiscal 2009.

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

Gross profit

Gross profit increased $71 million, or 3.7%, to $1,969 million during fiscal 2010 as compared to fiscal 2009.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

The increase in gross profit during fiscal 2010 was driven by our Maintenance, Repair & Improvement and Specialty Construction market sectors. Gross profit for our Infrastructure & Energy market sector was flat during fiscal 2010 as compared to fiscal 2009.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 80 basis points to 28.1% in fiscal 2010 from 27.3% in fiscal 2009. The increases were driven by improved product sourcing, product mix, and a shift in our business mix toward our higher margin Maintenance, Repair & Improvement sector. In addition, the gross margin in fiscal 2009 was negatively impacted by $20 million of inventory valuation charges.

Operating expenses

Operating expenses decreased $258 million, or 11.9%, to $1,903 million during fiscal 2010 as compared to fiscal 2009. Operating expenses in fiscal 2009 included a goodwill impairment charge of $224 million. Excluding the goodwill impairment charge in fiscal 2009, Operating expenses decreased $34 million, or 1.8%, in fiscal 2010 as compared to fiscal 2009.

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

Depreciation and amortization expense decreased during fiscal 2010 as compared to fiscal 2009 due to the timing of asset acquisitions and amortization of intangible assets. This decrease was partially offset by an increase in software amortization expense. In addition, Operating expenses included restructuring charges of $8 million and $21 million during fiscal 2010 and fiscal 2009, respectively.

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

Operating income (loss)

Operating income of $66 million improved $329 million during fiscal 2010 as compared to an Operating loss of $263 million in fiscal 2009, primarily due to the goodwill impairment charge in fiscal 2009. Excluding the goodwill impairment charge in fiscal 2009, Operating income improved $105 million during fiscal 2010 as compared to fiscal 2009, primarily at our Specialty Construction sector, though all of our sectors experienced improvements in Operating income, excluding goodwill impairments. Operating income as a percentage of Net sales increased significantly in fiscal 2010 as compared fiscal 2009, primarily due to the goodwill impairment charge in fiscal 2009. Excluding the goodwill impairment charge, Operating income as a percentage of Net sales increased approximately 150 basis points in fiscal 2010 as compared to fiscal 2009. The improvement in fiscal 2010 was driven by our Specialty Construction sector and, to a lesser extent, our Infrastructure & Energy and Maintenance, Repair & Improvement sectors.

Interest expense

Interest expense associated with interest-bearing debt was higher in fiscal 2010 as compared to fiscal 2009. The increase in interest expense is primarily due to an increase in the principal of the 13.5% Senior Subordinated Notes due to the paid-in-kind interest capitalization and an increase in interest rates as a result of our credit amendments, partially offset by a decline in average debt balances. The lower average debt balances in fiscal 2010 were due to repayments on the ABL Credit Facility, Term Loan, and Revolving Credit Facility, partially offset by the interest capitalization on the 13.5% Senior Subordinated Notes.

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

Provision (benefit) for income taxes

The provision (benefit) for income taxes from continuing operations decreased to a $28 million provision in fiscal 2010 from a $188 million benefit in fiscal 2009. The effective rate for continuing operations for fiscal 2010 was an expense of 5.1%, driven by the impact of a $217 million increase in the valuation allowance on deferred tax assets. The effective rate for continuing operations for fiscal 2009 was a benefit of 28.7%, driven by the impact of the goodwill impairment.

EBITDA and Adjusted EBITDA

EBITDA increased $101 million, or 31.0%, in fiscal 2010 as compared to fiscal 2009 and Adjusted EBITDA increased $70 million, or 18.1%, in fiscal 2010 as compared to fiscal 2009. The increase in EBITDA and Adjusted EBITDA is primarily due to the increases in Net sales and Gross profit. Fiscal 2009 EBITDA was negatively affected by the $224 million goodwill impairment, offset by the $200 million gain on debt extinguishment, net of the write-off of unamortized deferred debt issuance costs. Adjusted EBITDA as a percentage of Net sales increased approximately 90 basis points to 6.5% in fiscal 2010, primarily due to the leverage of fixed costs through sales volume increases and efforts to control variable expenses.

Results of operations by market sector

Infrastructure & Energy

	Fiscal Year			Increase (Decrease)
				2011 vs. 2010	2010 vs. 2009
Dollars in millions	2011	2010	2009
Net sales	$4,094	$3,688	$3,695	11.0%	(0.2)%
Operating income (loss)	$84	$48	$(161)	75.0%	*
% of Net sales	2.1%	1.3%	(4.4)%	80 bps	570 bps
Depreciation and amortization	142	140	142	1.4%	(1.4)%
Restructuring	–	1	7	*	*
Goodwill impairment	–	–	194	–	*

Adjusted EBITDA(1)	$226	$189	$182	19.6%	3.8%
% of Net sales	5.5%	5.1%	4.9%	40 bps	20 bps

* not meaningful; (1)Adjusted EBITDA is Operating income (loss) plus (i) Depreciation and amortization expense, (ii) Restructuring charges, and (iii) Goodwill impairment charges.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Fiscal 2011 compared to fiscal 2010

Net sales

Net sales increased $406 million, or 11.0%, to $4,094 million during fiscal 2011 as compared to fiscal 2010.

The increase in Net sales in fiscal 2011 was driven by increases of $163 million, or 11.2%, at Utilities/Electrical, $130 million, or 22.8%, at IPVF, and $113 million, or 6.8%, at Waterworks.

Net sales growth at Utilities/Electrical and Waterworks was primarily due to sales initiatives, increased transmission and substation projects, and positive impacts from fluctuating commodity prices, primarily copper and steel at Utilities/Electrical and primarily PVC at Waterworks. The acquisition of RAMSCO also contributed to the Net sales increase at Waterworks. The increase in Net sales at IPVF in fiscal 2011 was driven by a recovering market and an increase in large project work in the oil and gas industry during fiscal 2011 as compared to fiscal 2010.

Adjusted EBITDA

Adjusted EBITDA increased $37 million, or 19.6%, during fiscal 2011 as compared to fiscal 2010, driven by an increase of $18 million at Waterworks and $18 million at IPVF. Adjusted EBITDA increased $1 million at Utilities/Electrical.

The Adjusted EBITDA increase at Waterworks was driven by volume increases and positive impacts from fluctuating commodity prices. The Adjusted EBITDA increase at IPVF was driven by volume increases and gross margin improvements. The positive impacts at both Waterworks and IPVF were partially offset by higher Selling, general and administrative costs, primarily due to variable compensation as a result of higher volumes.

Adjusted EBITDA as a percentage of Net sales increased approximately 40 basis points in fiscal 2011 as compared to fiscal 2010. The increase was driven primarily by gross margin improvements at IPVF and the leverage of fixed costs through sales volume increases and efforts to control variable expenses at Waterworks and Utilities/Electrical, partially offset by slight gross margin compression at Utilities/Electrical.

Fiscal 2010 compared to fiscal 2009

Net sales

Net sales decreased $7 million, or 0.2%, to $3,688 million during fiscal 2010 as compared to fiscal 2009.

The decrease in Net sales in fiscal 2010 was driven by a decline of $68 million, or 10.7%, at IPVF. Substantially offsetting these declines were increases in Net sales of $53 million and $7 million at Utilities/Electrical and Waterworks, respectively, representing increases of 3.7% and 0.4%, respectively.

The decline at IPVF in fiscal 2010 was driven by a reduction in large project work in the oil and gas industry during fiscal 2010 as compared to fiscal 2009 and by pricing pressure due to decline in overall market demand. The Net sales growth at Utilities/Electrical was driven by volume increases due to a gradual improvement in the residential market, partially offset by lower capital and maintenance spend by utilities in most customer end-markets primarily due to continued weakness in the overall economy and continued focus on working capital management. In addition, Net sales increased at Utilities/Electrical and Waterworks through sales initiatives and positive impacts from fluctuating commodity prices, primarily copper and steel at Utilities/Electrical and primarily PVC at Waterworks.

Adjusted EBITDA

Adjusted EBITDA increased $7 million, or 3.8%, during fiscal 2010 as compared to fiscal 2009, driven by an increase of $9 million at Utilities/Electrical and, to a lesser extent, an increase of $2 million at IPVF. These increases were partially offset by a decrease in Adjusted EBITDA at Waterworks of $5 million.

The Adjusted EBITDA increase at Utilities/Electrical was driven by volume increases in the residential market, partially offset by volume declines in the utilities sector. The Adjusted EBITDA increase at IPVF was driven by margin improvements as a result of inventory valuation charges taken in the fourth quarter of fiscal 2009. IPVF and Waterworks experienced decreases in Selling, general and administrative costs primarily due to volume

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

declines and personnel reductions. Offsetting these positive impacts to Adjusted EBITDA, Waterworks experienced margin compression in fiscal 2010 as a result of competitive pricing pressures and product mix.

Adjusted EBITDA as a percentage of net sales increased approximately 20 basis points in fiscal 2010 as compared to fiscal 2009. The increase in fiscal 2010 was driven by margin improvements at IPVF and the leverage of fixed costs through sales volume increases at Utilities/Electrical.

Maintenance, Repair & Improvement

	Fiscal Year			Increase (Decrease)
				2011 vs. 2010	2010 vs. 2009
Dollars in millions	2011	2010	2009
Net sales	$2,292	$2,117	$2,023	8.3%	4.6%
Operating income (loss)	$254	$205	$156	23.9%	31.4%
% of Net sales	11.1%	9.7%	7.7%	140 bps	200 bps
Depreciation and amortization	143	146	149	(2.1)%	(2.0)%
Restructuring	–	–	1	–	*
Goodwill impairment	–	–	30	–	*

Adjusted EBITDA(1)	$397	$351	$336	13.1%	4.5%
% of Net sales	17.3%	16.6%	16.6%	70 bps	–

* not meaningful; (1) Adjusted EBITDA is Operating income (loss) plus (i) Depreciation and amortization expense, (ii) Restructuring charges, and (iii) Goodwill impairment charges.

Fiscal 2011 compared to fiscal 2010

Net sales

Net sales increased $175 million, or 8.3%, to $2,292 million during fiscal 2011 as compared to fiscal 2010.

The increase in Net sales in fiscal 2011 was driven by Facilities Maintenance, which had an increase of $188 million, or 11.2%, and, to a lesser extent, Repair & Remodel, which had an increase of $10 million, or 7.1%. Partially offsetting this sales growth was a decline in Net sales at Crown Bolt.

The Net sales growth at Facilities Maintenance was driven by new initiatives primarily in the hospitality, multi-family, and healthcare markets. In addition, Net sales were positively impacted by favorable market conditions in the multi-family and hospitality industries. The Net sales growth at Repair & Remodel was driven by volume, primarily as a result of sales initiatives and the opening of a new location in the Los Angeles market during the second quarter of fiscal 2010. The decrease in Crown Bolt’s Net sales was primarily due to the discontinuation of the audio-visual product line at the end of fiscal 2010. During fiscal 2011 and fiscal 2010, Crown Bolt recorded $20 million and $12 million, respectively, in Net sales in accordance with the minimum purchase requirement provisions of the strategic purchase agreement with Home Depot.

Adjusted EBITDA

Adjusted EBITDA increased $46 million, or 13.1%, during fiscal 2011 as compared to fiscal 2010.

The increase in Adjusted EBITDA was driven by Facilities Maintenance and, to a lesser extent, Crown Bolt and Repair & Remodel. The increase at Facilities Maintenance in fiscal 2011 was due to volume increases and new sales initiatives, partially offset by increased Selling, general and administrative expense related to the volume increases and new initiatives. Also, contributing to the increased Selling, general and administrative expenses were increased average fuel prices and the reinstatement of the Company’s 401(k) match.

Adjusted EBITDA as a percentage of Net sales increased approximately 70 basis points to 17.3% in fiscal 2011 as compared to fiscal 2010, primarily due to the leverage of fixed costs through sales volume increases and efforts to control variable expense at Facilities Maintenance and Repair & Remodel, and gross margin improvements due to product mix at Crown Bolt. These increases were partially offset by investment in sales force additions at Facilities Maintenance and a shift in mix within the sector.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Fiscal 2010 compared to fiscal 2009

Net sales

Net sales increased $94 million, or 4.6%, to $2,117 million during fiscal 2010 as compared to fiscal 2009.

The increase in Net sales in fiscal 2010 was driven by Facilities Maintenance, which had an increase of $73 million, or 4.5%. Crown Bolt and Repair & Remodel also had a combined increase in Net sales during fiscal 2010 of $21 million, or 5.0%, as compared to fiscal 2009.

The Net sales growth at Facilities Maintenance was driven by new initiatives primarily in the hospitality, multi-family, and healthcare markets. The Net sales growth at Repair & Remodel was driven by volume, primarily as a result of sales initiatives and the opening of a new location in the Los Angeles market. During fiscal 2010, Crown Bolt recorded $12 million in Net sales in accordance with the minimum purchase requirement provisions of the strategic purchase agreement with Home Depot. Partially offsetting this positive impact to Crown Bolt’s Net sales was a decrease in Net sales due to volume and price decreases.

Adjusted EBITDA

Adjusted EBITDA increased $15 million, or 4.5%, during fiscal 2010 as compared to fiscal 2009.

The increase in Adjusted EBITDA was driven by the $12 million of Net sales recorded at Crown Bolt in accordance with the strategic purchase agreement provisions. In addition, the sector experienced improvements in gross margin driven by sales initiatives, favorable product mix, and certain one-time costs incurred during fiscal 2009. Partially offsetting these favorable impacts was an increase in Selling, general and administrative costs related to software implementation, freight costs and personnel expenses supporting new sales growth initiatives and volume increases.

Adjusted EBITDA as a percentage of Net sales remained flat in fiscal 2010 as compared to fiscal 2009. The positive impacts of the gross margin increases were offset by an increase in Selling, general and administrative expenses.

Specialty Construction

	Fiscal Year			Increase (Decrease)
				2011 vs. 2010	2010 vs. 2009
Dollars in millions	2011	2010	2009
Net sales	$1,171	$1,061	$1,095	10.4%	(3.1)%
Operating income (loss)	$(38)	$(84)	$(142)	(54.8)	(40.8)%
% of Net sales	(3.2)%	(7.9)%	(13.0)%	(470) bps	(510) bps
Depreciation and amortization	43	51	61	(15.7)%	(16.4)%
Restructuring	–	8	13	*	(38.5)%

Adjusted EBITDA(1)	$5	$(25)	$(68)	*	(63.2)%
% of Net sales	0.4%	(2.4)%	(6.2)%	280 bps	(380) bps

* not meaningful; (1) Adjusted EBITDA is Operating income (loss) plus (i) Depreciation and amortization expense and (ii) Restructuring charges.

Fiscal 2011 compared to fiscal 2010

Net sales

Net sales increased $110 million, or 10.4%, to $1,171 million during fiscal 2011 as compared to fiscal 2010.

The increase in Net sales was driven by a $130 million, or 15.2%, increase at White Cap, partially offset by a decline in Net sales at CTI. The increase in Net sales at White Cap was driven primarily by sales initiatives and, to a lesser extent, rising commodity prices, primarily steel. The decrease in Net sales during fiscal 2011 at CTI was driven by volume declines in the residential construction market, in part due to the expiration of the U.S. tax incentives for homebuyers in the second quarter of fiscal 2010.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Adjusted EBITDA

Adjusted EBITDA improved $30 million during fiscal 2011 to $5 million compared to a loss of $25 million in fiscal 2010.

The improvement in Adjusted EBITDA was driven by White Cap, and, to a lesser extent, CTI. White Cap’s improvement was primarily driven by gross profit increases as a result of volume and commodity impacts, the leverage of fixed costs through sales volume increases, and efforts to control variable expenses. The improvement in CTI’s Adjusted EBITDA was primarily due to a decrease in Selling, general, and administrative expense, as a result of personnel reductions, the closure of certain underperforming branches, and efforts to control variable expenses.

Adjusted EBITDA as a percentage of Net sales improved to 0.4% in fiscal 2011 from (2.4%) in fiscal 2010, primarily due to the leverage of fixed costs through sales volume increases and efforts to control variable expenses at White Cap and, to a lesser extent, improved gross margins at both businesses and a shift in mix within the sector.

Fiscal 2010 compared to fiscal 2009

Net sales

Net sales decreased $34 million, or 3.1%, to $1,061 million during fiscal 2010 as compared to fiscal 2009.

White Cap and CTI experienced declines in Net sales of $20 million and $14 million, respectively, in fiscal 2010 as compared to fiscal 2009, which represent declines of 2.3% and 6.4%, respectively. The Net sales decreases were driven by a continued impact of the weakened construction markets as the residential recovery has stalled. Partially offsetting these declines were favorable impacts to Net sales during fiscal 2010 due to rising commodity prices.

Adjusted EBITDA

Adjusted EBITDA improved $43 million during fiscal 2010 to a loss of $25 million compared to a loss of $68 million in fiscal 2009.

The improvement in Adjusted EBITDA in fiscal 2010 was driven by a decrease in Selling, general and administrative expenses, primarily due to personnel reductions, reduced operating costs due to branch closures, and other cost reduction initiatives begun during fiscal 2009. In addition, fiscal 2010 Adjusted EBITDA was favorably impacted by gross profit increases, driven by product mix, commodity impacts, and one-time costs incurred during fiscal 2009.

Adjusted EBITDA as a percentage of Net sales improved approximately 380 basis points in fiscal 2010 as compared to fiscal 2009. The improvement was primarily due to improved gross margins and significant reductions in fixed costs across the sector.

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

During fiscal 2011, cash inflow was primarily provided by cash receipts from operations and proceeds from the sale of businesses. The fiscal 2011 inflows along with cash on hand were utilized to meet the cash flow needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, investing in working capital, and the payment of interest on debt. In addition, the Company paid $10 million in net debt repayments.

As of January 29, 2012, our combined liquidity of approximately $1.2 billion is comprised of $111 million in cash and cash equivalents and $1,136 million of available borrowings. The available borrowings include $200 million under our Revolving Credit Facility, which matures on August 30, 2013, and $936 million under our ABL Revolving Credit Facility, based on qualifying inventory and receivables, which matures on April 1, 2014. From time to time, depending on market conditions and other factors, we may seek to refinance a portion or all of our indebtedness.

Although we believe that our end-markets will improve and enable us to generate higher earnings and cash flows in future years, even in the absence of this expected improvement, we believe our current liquidity and earnings are sufficient to meet all of our operating needs and financial obligations through 2013 as illustrated in the chart below (amounts in millions).

	Fiscal Year
	2012	2013

Starting Liquidity	$1,247	$1,019
Add:
Adjusted EBITDA(1)	569	569
Subtract:
Cash Interest Payments(2)	600	600
Capital Expenditures(1)	115	115
Debt Principal Payments(3)	82	10
Maturity of Revolving Credit Facility	–	200

Ending Liquidity	$1,019	$ 663

(1)	Adjusted EBITDA and Capital Expenditures are held constant in this illustration. See “Item 6. Selected Financial Data.” for a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure under U.S. GAAP. By including these assumptions in this report we do not intend to make any projection regarding future Adjusted EBITDA or capital expenditure levels. Actual results in the future may differ materially from historic levels.

(2)	Our cash interest payments for fiscal 2011 were approximately $356 million. Beginning in fiscal 2012, we anticipate our annualized cash interest payments to be approximately $600 million as the interest on our 13.5% Senior Subordinated Notes will be paid in cash, rather than paid in kind. The interest rates and other terms within our current credit agreements are not impacted by rating agency actions.

(3)	Represents required principal payments on our Term Loans due August 30, 2012 and April 1, 2014.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

Amounts in millions	Fiscal 2011	Fiscal 2010	Fiscal 2009
Operating activities	$(165)	$551	$69
Investing activities	(6)	(45)	(41)
Financing activities	(10)	(755)	(263)

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Working capital

Working capital, excluding cash and cash equivalents, increased to $901 million as of the end of fiscal 2011 from $884 million as of the end of fiscal 2010. The increase was primarily driven by an increase in receivables and inventory as well as a decrease to accounts payable due to the timing of inventory purchases, substantially offset by the working capital decrease for the sale of businesses and increases in accrued interest and the current maturities of long-term debt.

Working capital, excluding cash and cash equivalents, decreased to $884 million as of the end of fiscal 2010 from $1,386 million as of the end of fiscal 2009. The decrease was primarily driven by the collection of an income tax receivable of $220 million and an increase to accounts payable of $321 million due to the timing of inventory purchases.

Operating activities

Cash flow from operating activities in fiscal 2011 was a use of $165 million compared with cash flows provided by operating activities of $551 million in fiscal 2010. The decrease was primarily due to the timing of payments for the purchase of inventory and the receipt of an IRS refund in fiscal 2010 of $220 million.

Cash flow from operating activities in fiscal 2010 was $551 million compared with $69 million in fiscal 2009. The increase was primarily due to the timing of payments for the purchase of inventory and the receipt of an IRS refund of $220 million in fiscal 2010. These increases were partially offset by the receipt of an IRS refund in fiscal 2009 of $134 million.

Investing activities

During fiscal 2011, cash used in investing activities was $6 million, primarily driven by $115 million of capital expenditures and the $21 million acquisition of RAMSCO, partially offset by $128 million of proceeds from the sale of businesses. During fiscal 2011, capital expenditures increased $66 million as compared to fiscal 2010, driven by the purchase of open-ended vehicle leases and reflecting our commitment to invest in our business through information technology, greenfield expansion, and other strategic initiatives.

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

Financing activities

During fiscal 2011, cash used in financing activities was $10 million, due entirely to net debt repayments.

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

External financing

As of January 29, 2012, we have an aggregate principal amount of $5.5 billion of outstanding debt, $200 million of available borrowings under our Revolving Credit Facility and $993 million of available borrowings under our ABL Credit Facility (after giving effect to the borrowing base limitations and approximately $66 million in letters of credit issued and including $57 million of borrowings available on qualifying cash balances).

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Our outstanding debt as of January 29, 2012 and January 30, 2011 consisted of the following outstanding principal amounts with the respective interest rates (dollars in millions):

	January 29, 2012		January 30, 2011
	Outstanding Principal	Interest Rate %	Outstanding Principal	Interest Rate %
Term Loan due August 30, 2012	$73	1.53	$74	1.56
Term Loan due April 1, 2014	855	3.03	864	3.06
ABL Term Loan due April 1, 2014	214	3.56	214	3.53
12.0% Senior Notes due September 1, 2014	2,500	12.00	2,500	12.00
13.5% Senior Subordinated Notes due September 1, 2015	1,820	13.50	1,597	13.50

Total long-term debt	$5,462		$5,249

Senior Secured Credit Facility

The Company maintains a senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a $928 million term loan (the “Term Loan”) and a $200 million revolving credit facility (the “Revolving Credit Facility”). On March 19, 2010, the Company entered into Amendment No. 3 (the “Cash Flow Amendment”) to its Senior Secured Credit Facility, dated as of August 30, 2007, by and among the Company, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and the other lenders and financial institutions from time to time party thereto. The Cash Flow Amendment extended the maturity date from August 30, 2012 to April 1, 2014 of approximately $874 million in principal amount of outstanding Term Loan under the Senior Secured Credit Facility. Home Depot, which guarantees payment of the Term Loan under the Senior Secured Credit Facility (“THD Guarantee”), consented to the Cash Flow Amendment. Concurrently, Home Depot and the Company entered into an agreement pursuant to which Home Depot consented to any later amendment to the Senior Secured Credit Facility, as amended, (similar in form and substance to the Cash Flow Amendment) that would extend the maturity of the remaining approximately $104 million of outstanding Term Loan to a date that is not later than the maturity date in effect from time to time under the Cash Flow Amendment. In addition, the Company entered into a letter agreement with Home Depot, pursuant to which the Company agreed that, while the THD Guarantee is outstanding, the Company would not voluntarily repurchase any 12.0% Senior Notes or 13.5% Senior Subordinated Notes, directly or indirectly, without Home Depot’s prior written consent, subject to certain exceptions, including debt repurchases with equity or permitted refinancings. The Company also agreed to prepay $30 million in aggregate principal amount of non-extending Term Loan under the Senior Secured Credit Facility. This prepayment was completed during the first quarter of fiscal 2010. The maturity date of the extended outstanding Term Loan may be further extended to a date not later than June 1, 2014, without further consent by the lenders, if Home Depot provides a notice electing to extend its guarantee of the Term Loan to such later date. However, Home Depot is under no obligation to provide such notice or make such election to further extend its guarantee, and the Company cannot provide any assurance that Home Depot will provide such notice or make such election or on what terms it might do so. The remaining outstanding non-extended Term Loan will mature on the original maturity date of such loan, i.e. August 30, 2012. The Senior Secured Credit Facility can be repaid at any time without penalty or premium.

The Cash Flow Amendment increased the borrowing margins applicable to the extended portion of the Term Loan by 150 basis points, such that the extended Term Loan bears interest at Prime plus 1.75% or LIBOR plus 2.75% at the Company’s election. The remaining non-extended Term Loan continues to bear interest at Prime plus 0.25% or LIBOR plus 1.25% at the Company’s election. Interest on the Term Loan is due at the end of each calendar quarter with respect to Prime rate draws or at the maturity of each LIBOR draw (unless said draw is for a six-, nine-, or twelve-month period, then interest shall be paid quarterly). During fiscal 2011, the Term Loan due August 30, 2012 had an average outstanding balance of $73 million at a weighted average interest rate of 1.56% and the Term Loan due April 1, 2014 had an average outstanding balance of $860 million at a weighted average interest rate of 3.06%. During fiscal 2010, the Term Loan due August 30, 2012 had an average outstanding balance of $149 million at a weighted average interest rate of 1.54% and the Term Loan due April 1, 2014 had an average outstanding balance of $869 million at a weighted average interest rate of 3.11%.

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

Loan in an amount equal to 50% of Excess Cash Flow from the preceding fiscal year, as defined in the Term Loan agreement, such percentage is reduced to 0% upon the attainment of certain leverage ratio targets. Under the Excess Cash Flow provisions of the Senior Secured Credit Facility, the Company is not required to repay a portion of the Term Loan during fiscal 2012 and was not required to repay a portion of the Term Loan during fiscal 2011, fiscal 2010 or fiscal 2009.

The THD Guarantee was valued at $106 million at the issuance of the Senior Secured Credit Facility in August 2007 and was being amortized to interest expense over the original five-year life of the Term Loan on a straight-line basis which approximates the effective interest method. As a result of the extension of the THD Guarantee on the extended Term Loan, the amortization period of a pro-rata portion of the unamortized THD Guarantee has also been extended, on a straight-line basis, until April 1, 2014. During fiscal 2011, fiscal 2010, and fiscal 2009 the Company recorded amortization of the guarantee of $13 million, $14 million, and $21 million, respectively, which is reflected in Interest Expense in the Consolidated Statements of Operations. In connection with the $30 million prepayment of the non-extending portion of the Term Loan under the Senior Secured Credit Facility, the Company wrote-off the unamortized pro-rata portion of the THD Guarantee and the unamortized pro-rata portion of deferred debt costs, resulting in a pre-tax charge of $2 million in fiscal 2010. This charge is reflected in Other (income) expense, net in the Consolidated Statements of Operations.

The Revolving Credit Facility is due August 30, 2013 and bears interest at Prime plus 3.0% or LIBOR plus 4.0% at the Company’s election. The Revolving Credit Facility also has a 0.5% unused commitment fee and a Letter of Credit fee of 4.0% per annum. There were no amounts outstanding under the Revolving Credit Facility as of January 29, 2012 or January 30, 2011. During fiscal 2011, the Revolving Credit Facility had an average outstanding balance of zero. During fiscal 2010, the Revolving Credit Facility had an average outstanding balance of $125 million at a weighted average interest rate of 4.28%. As of January 29, 2012 and January 30, 2011, there were no outstanding Letters of Credit under the Revolving Credit Facility. Interest on the Revolving Credit Facility is due at the end of each calendar quarter with respect to Prime rate draws or at the maturity of each LIBOR draw (unless said draw is for a six-, nine-, or twelve-month period, then interest shall be paid quarterly).

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

The ABL Amendment provided for a borrowing rate of Prime plus 2.25% or LIBOR plus 3.25% per annum applicable to the ABL Term Loan and increased the borrowing margins applicable to the extended portion of the ABL Revolving Credit Facility, such that the extended ABL Revolving Credit Facility bears interest at Prime plus 2.25% or LIBOR plus 3.25% per annum at the Company’s election and contains an unused commitment fee of 0.75%. The non-extended ABL Revolving Credit Facility continues to bear interest at Prime plus 0.5% or LIBOR plus 1.5% per annum at the Company’s election and contain an unused commitment fee of 0.25%.

As of January 29, 2012, there were no amounts outstanding under the ABL Revolving Credit Facility due August 30, 2012 or the ABL Revolving Credit Facility due April 1, 2014. During fiscal 2011, the ABL Term Loan had an average outstanding balance of $214 million at a weighted average interest rate of 3.50%, the ABL Revolving Credit Facility due August 30, 2012 had an average outstanding balance of $12 million at a weighted average interest rate of 1.76%, and the ABL Revolving Credit Facility due April 1, 2014 had an average outstanding balance of $77 million at a weighted average interest rate of 3.51%. During fiscal 2010, the ABL Term Loan had an average outstanding balance of $214 million at a weighted average interest rate of 3.60%, the ABL Revolving Credit Facility due August 30, 2012 had an average outstanding balance of $59 million at a weighted average interest rate of 2.01%, and the ABL Revolving Credit Facility due April 1, 2014 had an average outstanding balance of $57 million at a weighted average interest rate of 3.58%.

As of January 29, 2012, the Company had available borrowings under the ABL Credit Facility of $993 million, after giving effect to the borrowing base limitations and letters of credit issued and including $57 million of borrowings available on qualifying cash balances. The Company can use up to $400 million of its available borrowing under the ABL Credit Facility for Letters of Credit which are charged a fee of 1.5% per annum for amounts borrowed under the non-extended portion and 3.25% per annum for amounts borrowed under the extended portion. As of January 29, 2012, there were approximately $9 million and $57 million, respectively, of Letters of Credit outstanding under the ABL Credit Facility due August 30, 2012 and April 1, 2014, respectively. As of January 30, 2011, there were approximately $11 million and $60 million, respectively, of Letters of Credit outstanding under the ABL Credit Facility due August 30, 2012 and April 1, 2014, respectively.

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

In connection with the Cash Flow Amendment and ABL Amendment, the Company incurred financing fees of approximately $34 million, of which approximately $31 million were deferred and are being amortized into interest expense over the term of the amended facilities in accordance with U.S. GAAP for debt modifications (ASC 470-50, Debt-Modifications and Extinguishments). The non-deferred financing fees are reported in Other (income) expense, net in the Consolidated Statements of Operations.

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

On September 15, 2008, Lehman Brothers filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (“Lehman’s bankruptcy”). Subsequent to Lehman’s bankruptcy, the Company drew down on the ABL Credit Facility and Lehman Brothers failed to fund their portion of the ABL Credit Facility commitment. Lehman is currently in the process of emerging from bankruptcy and is expected to cure their default on the ABL Credit Facility commitment. As of January 29, 2012, there were no outstanding borrowings under the ABL Credit Facility from Lehman Brothers.

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

12.0% Senior Notes

On August 30, 2007, the Company issued $2.5 billion of Senior Notes bearing interest at a rate of 12.0% (the “12.0% Senior Notes”). Interest payments are due each March 1st and September 1st through maturity. The 12.0% Senior Notes mature on September 1, 2014 and can be redeemed by the Company as follows:

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

13.5% Senior Subordinated Notes

On August 30, 2007, the Company issued $1.3 billion of Senior Subordinated PIK Notes bearing interest at a rate of 13.5% (the “13.5% Senior Subordinated Notes”). Interest payments are due each March 1st and September 1st through maturity except that the first eight payment periods through September 2011 were payments in kind (“PIK”) and therefore increased the balance of the outstanding indebtedness rather than paid in cash. During fiscal 2009, the Company repurchased $252 million principal amount, plus accrued interest of $15 million, of the 13.5% Senior Subordinated Notes for $62 million. As a result, we recognized a $200 million pre-tax gain for the extinguishment of this portion of the 13.5% Senior Subordinated Notes, net of the write-off of unamortized deferred debt issuance costs. As a result of PIK interest capitalizations and the extinguishment of a portion of the principal, as of January 29, 2012, the outstanding principal balance of the 13.5% Senior Subordinated Notes was $1.8 billion. The 13.5% Senior Subordinated Notes mature on September 1, 2015 and can be redeemed by the Company as follows:

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

The 12.0% Senior Notes and the 13.5% Senior Subordinated Notes are both fully and unconditionally guaranteed by our direct or indirect wholly-owned domestic subsidiaries. These guarantees can automatically be released under customary circumstances, including the sale of the assets of the subsidiary providing the guarantee. See the section titled “Description of Notes” of our Registration Statement on Form S-4 filed with the SEC on July 27, 2009 for a detailed description of our outstanding notes, including a discussion of each of the circumstances under which subsidiary guarantees may be released.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

Interest rate swaps

We maintained interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. At execution, our swaps committed us to pay fixed interest and receive variable interest, effectively converting $400 million of floating-rate debt to fixed rate debt. Swaps with a combined $200 million notional value matured on January 31, 2010. The remaining swaps with a combined $200 million notional value matured on January 31, 2011, the first day of fiscal 2011.

The following table summarizes the weighted average rates and notional amounts of these agreements for the periods presented.

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Weighted average notional value outstanding (millions)	–	$200	$400
Weighted average fixed rate paid	–	3.9%	3.8%
Weighted average floating rate received	–	0.3%	0.3%

Commodity and interest rate risk

Commodity risk

We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates and higher material costs. In addition, our operating performance is affected by price fluctuations in the commodity-based products that we purchase and sell, which contain commodities such as steel, copper, aluminum, PVC, petroleum and other commodities. We are also exposed to fluctuations in petroleum costs as we deliver a substantial portion of the products we sell by truck. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable gross margins.

As discussed above, our results of operations were favorably or negatively impacted by fluctuating commodity prices based on our ability or inability to pass increases in the prices of certain commodity-based products to our customers. Such commodity price fluctuations have from time to time produced volatility in our financial performance and could continue to do so in the future.

Interest rate risk related to debt

We are subject to interest rate risk associated with our Senior Secured Credit Facility and our ABL Credit Facility.

As of January 29, 2012, the Senior Secured Credit Facility was comprised of the following:

—	A Term Loan due August 30, 2012 that bears interest at Prime plus 0.25% or LIBOR plus 1.25% at the Company’s election. As of January 29, 2012, $73 million was outstanding at an interest rate of 1.53%.

—	A Term Loan due April 1, 2014 that bears interest at Prime plus 1.75% or LIBOR plus 2.75% at the Company’s election. As of January 29, 2012, $855 million was outstanding at an interest rate of 3.03%.

—

A $200 million Revolving Credit Facility due August 30, 2013 that bears interest at Prime plus 3.0% or LIBOR plus 4.0% at the Company’s election. As of January 29, 2012, there were no amounts outstanding.

As of January 29, 2012, the ABL Credit Facility was comprised of the following:

—

An ABL Term Loan due April 1, 2014 that bears interest at Prime plus 2.25% or LIBOR plus 3.25% per annum at the Company’s election. As of January 29, 2012, $214 million was outstanding at a weighted average interest rate of 3.56%.

—

A $304 million ABL Revolving Credit Facility due August 30, 2012 that bears interest at Prime plus 0.5% or LIBOR plus 1.5% per annum at the Company’s election. As of January 29, 2012, there were no amounts outstanding.

—

A $1.5 billion ABL Revolving Credit Facility due April 1, 2014 that bears interest at Prime plus 2.25% or LIBOR plus 3.25% per annum at the Company’s election. As of January 29, 2012, there were no amounts outstanding.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS, CONTINUED	HD SUPPLY, INC.

While changes in interest rates impact the fair value of the fixed rate debt, there is no impact to earnings and cash flow. Alternatively, while changes in interest rates do not affect the fair value of our variable-interest rate debt, they do affect future earnings and cash flows. A 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $11 million (based on our borrowings on our credit facilities as of January 29, 2012).

Off-balance sheet arrangements

In accordance with generally accepted accounting principles in the United States, operating leases for a portion of our real estate and other assets are not reflected in our Consolidated Balance Sheets.

Contractual obligations

The following table discloses aggregate information about our contractual obligations as of January 29, 2012 and the periods in which payments are due (amounts in millions):

		Payments due by period
	Total	Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	Fiscal years after 2016
Long-term debt	$ 5,462	$ 82	$ 3,560	$ 1,820	$ –
Interest on long-term debt(1)	1,987	595	1,146	246	–
Operating leases	482	126	180	90	86
Purchase obligations (2)	701	701	–	–	–

Total contractual cash obligations (3)	$ 8,632	$ 1,504	$ 4,886	$ 2,156	$ 86

(1)	The interest on long-term debt includes payments for agent administration fees.

(2)	Purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory. These purchase obligations are generally cancelable, but the Company has no intent to cancel.

(3)	The contractual obligations table excludes $214 million of unrecognized tax benefits due to uncertainty regarding the timing of future cash payments, if any, related to the liabilities recorded in accordance with the U.S. GAAP guidance for uncertain tax positions.

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

total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. The amendments contained in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05, as amended by ASU 2011-12, will not have an impact on the Company’s financial position or results of operations. However, adopting the guidance will affect the presentation of components of comprehensive income by eliminating the historical practice of showing these items within the Consolidated Statements of Stockholders’ Equity.

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

Consideration received from vendors

At the beginning of each calendar year, we enter into agreements with many of our vendors providing for inventory purchase rebates (“vendor rebates”) upon achievement of specified volume purchasing levels. We accrue the receipt of vendor rebates as part of our cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at each period end for vendor rebates to be received on products not yet sold. While we believe we will continue to receive consideration from vendors in fiscal 2012 and thereafter, there can be no assurance that vendors will continue to provide comparable amounts of vendor rebates in the future.

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

There was no indication of impairment in any of the Company’s reporting units during either the fiscal 2011 or the fiscal 2010 annual testing and accordingly, the second step of the goodwill impairment analysis was not performed. At the time of our fiscal 2011 annual testing, the fair value of the reporting units exceeded their carrying value by the following percentages: 17% for Waterworks, 50% for Facilities Maintenance, 68% for White Cap, 32% for Utilities, 4% for Crown Bolt, 24% for Repair & Remodel, and 166% for Electrical.

During fiscal 2009, as a result of our goodwill impairment testing, we recorded goodwill impairment charges of $224 million.

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

Income Taxes

Income taxes are determined under the liability method as required by ASC 740, Income Taxes. Income tax expense or benefit is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. This measurement is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, are not “more likely than not” to be realized. The Company recorded a valuation allowance related to its U.S. continuing operations of $243 million, $217 million, and $7 million in fiscal 2011, fiscal 2010, and fiscal 2009, as it believes it is “more likely than not” all of the U.S. deferred income tax assets will not be realized. In addition, the Company recorded a valuation allowance related to its U.S. discontinued operations of $9 million and $13 million for fiscal 2011 and 2010 respectively.

The Company follows the U.S. GAAP guidance for uncertain tax positions within ASC 740, Income Taxes. ASC 740 provides guidance related to the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The standard prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Initial recognition, derecognition and measurement is based on management’s judgment given the facts, circumstances and information available at the reporting date. If these judgments are not accurate then future income tax expense or benefit could be different.

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

To the extent the projected future development of the losses resulting from environmental, workers’ compensation, automobile, general and product liability claims incurred as of January 29, 2012 differs from the actual development of such losses in future periods, our insurance reserves could differ significantly, resulting in either higher or lower future insurance expense.

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

HD SUPPLY, INC.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm	60

Consolidated statements of operations for (i) the fiscal year ended January 29, 2012, (ii) the fiscal year ended January 30, 2011, and (iii) the fiscal year ended January 31, 2010	61

Consolidated balance sheets as of January 29, 2012 and January 30, 2011	62

Consolidated statements of stockholder’s equity (deficit) and comprehensive income (loss) for (i) the fiscal year ended January 29, 2012, (ii) the fiscal year ended January 30, 2011, and (iii) the fiscal year ended January 31, 2010	63

Consolidated statements of cash flows for (i) the fiscal year ended January 29, 2012, (ii) the fiscal year ended January 30, 2011, and (iii) the fiscal year ended January 31, 2010	64

Notes to consolidated financial statements	65

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholder of HD Supply, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity (deficit) and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of HD Supply, Inc. and its subsidiaries at January 29, 2012 and January 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP (signed)

Atlanta, Georgia

March 23, 2012

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in millions

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Net Sales	$7,724	$7,015	$6,947
Cost of sales	5,545	5,046	5,049

Gross Profit	2,179	1,969	1,898
Operating expenses:
Selling, general and administrative	1,636	1,537	1,540
Depreciation and amortization	344	358	376
Restructuring	–	8	21
Goodwill impairment	–	–	224

Total operating expenses	1,980	1,903	2,161

Operating Income (Loss)	199	66	(263)
Interest expense	639	623	602
Other (income) expense, net	–	(1)	(208)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(440)	(556)	(657)
Provision (benefit) for income taxes	79	28	(188)

Income (Loss) from Continuing Operations	(519)	(584)	(469)
Loss from discontinued operations, net of tax	(24)	(35)	(45)

Net Income (Loss)	$(543)	$(619)	$(514)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share data

	January 29, 2012	January 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$111	$292
Receivables, less allowance for doubtful accounts of $32 and $36	1,002	907
Inventories	1,108	1,035
Deferred tax asset	58	102
Other current assets	47	45

Total current assets	2,326	2,381

Property and equipment, net	398	390
Goodwill	3,151	3,150
Intangible assets, net	735	992
Other assets	128	176

Total assets	$6,738	$7,089

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$714	$805
Accrued compensation and benefits	140	118
Current installments of long-term debt	82	10
Other current liabilities	378	272

Total current liabilities	1,314	1,205

Long-term debt, excluding current installments	5,380	5,239
Deferred tax liabilities	111	101
Other liabilities	361	448

Total liabilities	7,166	6,993

Stockholder’s equity (deficit):
Common stock, par value $0.01; authorized 1,000 shares; issued 1,000 shares at January 29, 2012 and January 30, 2011	–	–
Paid-in capital	2,680	2,660
Accumulated deficit	(3,106)	(2,563)
Accumulated other comprehensive loss	(2)	(1)

Total stockholder’s equity (deficit)	(428)	96

Total liabilities and stockholder’s equity (deficit)	$6,738	$7,089

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance at February 1, 2009	$–	$2,625	$(1,418)	$(32)	$1,175

Net loss			(514)		(514)
Other comprehensive income (loss):
Unrealized gains on derivatives, net of tax of $(1)				2	2
Foreign currency translation adjustment				19	19

Total comprehensive income (loss)					(493)
Stock-based compensation		18			18
Change in fiscal year end of subsidiary			(13)		(13)
Other			1		1

Balance at January 31, 2010	$–	$2,643	$(1,944)	$(11)	$688

Equity contribution		1			1
Net loss			(619)		(619)
Other comprehensive income (loss):
Unrealized gains on derivatives, net of tax of $(1)				1	1
Foreign currency translation adjustment				9	9

Total comprehensive income (loss)					(609)
Stock-based compensation		17			17
Other		(1)			(1)

Balance at January 30, 2011	$–	$2,660	$(2,563)	$(1)	$96

Net loss			(543)		(543)
Other comprehensive income (loss):
Foreign currency translation adjustment				(1)	(1)

Total comprehensive income (loss)					(544)
Stock-based compensation		20			20

Balance at January 29, 2012	$–	$2,680	$(3,106)	$(2)	$(428)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(543)	$(619)	$(514)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	350	369	392
Provision for uncollectibles	13	12	23
Non-cash interest expense	183	259	239
Stock-based compensation expense	20	17	18
Deferred income taxes	76	20	(221)
Unrealized derivative (gain) loss	(1)	(6)	(11)
Loss (gain) on extinguishment of debt	–	2	(200)
Goodwill and other asset impairments	8	1	256
Gain on sale of businesses	(9)	–	–
Other	(1)	2	2
Changes in assets and liabilities, net of the effects of acquisitions:
(Increase) decrease in receivables	(170)	(61)	221
(Increase) decrease in inventories	(149)	2	186
(Increase) decrease in other current assets	(3)	231	147
(Increase) decrease in other assets	–	1	1
Increase (decrease) in accounts payable and accrued liabilities	58	312	(481)
Increase (decrease) in other long-term liabilities	3	9	11

Net cash provided by (used in) operating activities	(165)	551	69

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(115)	(49)	(58)
Proceeds from sales of property and equipment	4	4	8
Refunds (payments) for businesses acquired, net of cash acquired	(21)	–	6
Proceeds from sales of businesses	128	–	3
Purchase of investments	(23)	–	–
Proceeds from sale of investments	21	–	–

Net cash provided by (used in) investing activities	(6)	(45)	(41)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution	–	1	–
Repayments of long-term debt	(10)	(40)	(72)
Borrowings on long-term revolver debt	1,053	178	5
Repayments on long-term revolver debt	(1,053)	(860)	(196)
Debt modification and issuance costs	–	(34)	–

Net cash provided by (used in) financing activities	(10)	(755)	(263)

Effect of exchange rates on cash and cash equivalents	–	2	3

Increase (decrease) in cash and cash equivalents	(181)	(247)	(232)
Cash and cash equivalents at beginning of period	292	539	771

Cash and cash equivalents at end of period	$111	$292	$539

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

HD Supply, Inc. (the “Company” or “HD Supply”), a wholly-owned subsidiary of HDS Investment Holding, Inc. (“Holding”), is one of the largest industrial distribution companies in North America. With a diverse portfolio of industry-leading businesses, the Company provides a broad range of products and services to approximately 450,000 professional customers in the infrastructure and energy, maintenance, repair and improvement, and specialty construction markets.

The Company provides an expansive offering of approximately one million stock-keeping units (“SKUs”) of quality, name-brand and propriety-brand products at competitive prices. Through 679 locations across 45 states and 9 Canadian provinces, HD Supply provides localized, customer-driven services including jobsite delivery, will call or direct-ship options, diversified logistics and innovative solutions that contribute to its customers’ success.

HD Supply is managed primarily on a product line basis and reports results of operations in four reportable segments. The reportable segments are Facilities Maintenance, Waterworks, Utilities/Electrical, and White Cap. Other operating segments include Industrial Pipe, Valves and Fittings (“IPVF”), Crown Bolt, Repair & Remodel, Creative Touch Interiors (“CTI”), and HD Supply Canada. In addition, the consolidated financial statements include Corporate, which includes enterprise-wide functional departments.

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal years ended January 29, 2012 (“fiscal 2011”), January 30, 2011 (“fiscal 2010”), and January 31, 2010 (“fiscal 2009”) all include 52 weeks.

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

Consideration Received From Vendors

At the beginning of each calendar year, HD Supply enters into agreements with many of its vendors providing for inventory purchase rebates (“vendor rebates”) upon achievement of specified volume purchasing levels. Vendor rebates are accrued as part of cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at each period end for vendor rebates recognized on products not yet sold. At January 29, 2012 and January 30, 2011, vendor rebates due to HD Supply were $71 million and $60 million, respectively. These receivables are included in Receivables in the accompanying Consolidated Balance Sheets.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method based on the following estimated useful lives of the assets:

Buildings and improvements	5 – 45 years
Transportation equipment	5 – 7 years
Furniture, fixtures and equipment	2 –10 years

Capitalized Software Costs

HD Supply capitalizes certain software costs, which are being amortized on a straight-line basis over the estimated useful lives of the software, ranging from three to six years. At January 29, 2012 and January 30, 2011, capitalized software costs totaled $71 million and $85 million, respectively, net of accumulated amortization of $114 million and $92 million, respectively. Amortization of capitalized software costs totaled $29 million, $31 million, and $30 million, in fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. HD Supply does not amortize goodwill, but does assess the recoverability of goodwill in the third quarter of each fiscal year or whenever events or circumstances indicate that it is “more likely than not” that the fair value of a reporting unit has dropped below its carrying value. For the fiscal 2011 and fiscal 2010 annual impairment tests, the fair values of HD Supply’s identified reporting units were estimated using a discounted cash flow (“DCF”) analysis and a market comparable method, with each method being equally weighted in the calculation. There was no indication of impairment in any of the Company’s reporting units during either the fiscal 2011 or fiscal 2010 annual testing. HD Supply recorded $224 million in non-cash goodwill impairment charges during fiscal 2009. See Note 5, Goodwill and Intangible Assets, for a complete description of the Company’s goodwill.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

impairment indicators are based on market and operational performance. Evaluating potential impairment also requires estimates of future operating results and cash flows.

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers’ compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At both January 29, 2012 and January 30, 2011, reserves totaled approximately $101 million.

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

HD Supply ships products to customers predominantly by internal fleet and to a lesser extent by third party carriers. Revenues, net of sales tax and allowances for returns and discounts, are recognized from product sales when title to the products is passed to the customer, which generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third party carriers. Revenues related to services are recognized in the period the services are performed and totaled $74 million, $57 million, and $56 million in fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

Shipping and Handling Fees and Costs

HD Supply includes shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through Cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in Selling, general and administrative expenses and totaled $101 million, $96 million, and $89 million in fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

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

Advertising

Advertising costs are charged to expense as incurred except for the costs of producing and distributing certain direct response sales catalogs, which are capitalized and charged to expense over the life of the related catalog. Advertising expenses were approximately $24 million, $22 million, and $21 million in fiscal 2011, fiscal 2010, and fiscal 2009, respectively. Capitalized advertising costs related to direct response advertising were not material.

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

The Company consists of corporations, limited liability companies and partnerships. All income tax expense (benefit) of the Company is recorded in the accompanying Consolidated Statements of Operations with the offset recorded through the Company’s current tax accounts, deferred tax accounts, or stockholder’s equity account as appropriate.

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

Derivative Financial Instruments

When the Company enters into derivative financial instruments, it is for hedging purposes. In hedging the exposure to variable cash flows on forecasted transactions, deferral accounting is applied when the derivative reduces the risk of the underlying hedged item effectively as a result of high inverse correlation with the value of the underlying exposure. If a derivative instrument either initially fails or later ceases to meet the criteria for deferral accounting, any subsequent gains or losses are recognized currently in income. Cash flows resulting from derivative financial instruments are classified in the same category as the cash flows from the items being hedged.

Stock-Based Compensation

HDS Investment Holding, Inc. (“Holding”) established an Incentive Stock Plan (the “HDS Plan”) for associates of HD Supply, a wholly-owned subsidiary. The HDS Plan provides for the award of non-qualified stock options and deferred share units of the common stock of Holding. The maximum number of shares of common stock that may be issued under the HDS Plan may not exceed 55.6 million, of which a maximum of 30.9 million shares may be issued in respect of options granted under the HDS Plan. Holding will issue new shares of common stock to satisfy options exercised. The HDS Plan is accounted for under ASC 718, Compensation – Stock Compensation, which requires the recognition of share-based compensation costs in the financial statements.

Recent Accounting Pronouncements

Multiple-deliverable revenue arrangements – In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). This ASU addresses how to separate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

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

Comprehensive income – In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. The amendments contained in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05, as amended by ASU 2011-12, will not have an impact on the Company’s financial position or results of operations. However, adopting the guidance will affect the presentation of components of comprehensive income by eliminating the historical practice of showing these items within the Consolidated Statements of Stockholder’s Equity.

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

NOTE 2 — ACQUISITIONS

HD Supply enters into strategic acquisitions to expand into new markets, new platforms, and new geographies in an effort to better service existing customers and attract new ones. In accordance with the acquisition method of accounting under ASC 805, Business Combinations, the results of the acquisitions completed by HD Supply are reflected in the Company’s consolidated financial statements from the date of acquisition forward.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

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

NOTE 3—DISCONTINUED OPERATIONS

On September 9, 2011, the Company sold all of the issued and outstanding equity interests in its Plumbing/HVAC (“Plumbing”) business to Hajoca Corporation. The Company received cash proceeds of approximately $116 million, net of $8 million remaining in escrow and $4 million of transaction costs. As a result of the sale, the Company recorded a $7 million pre-tax gain in fiscal 2011.

On February 28, 2011, HD Supply Canada sold substantially all of the assets of SESCO/QUESCO (“SESCO”), an electrical products division of HD Supply Canada, to Sonepar Canada, and received proceeds of approximately $11 million, less $1 million remaining in escrow. As a result of the sale, the Company recorded a $2 million pre-tax gain in fiscal 2011.

On February 3, 2008, the Company sold all of its interests in its Lumber and Building Materials (“LBM”) operations to ProBuild Holdings for approximately $105 million.

Summary Financial Information

In accordance with ASC 205-20, Discontinued Operations, the results of the Plumbing/HVAC and SESCO/QUESCO operations and the gain on sale of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sale of businesses, net of tax, as one line item on the Consolidated Statements of Operations. All prior period Consolidated Statements of Operations presented have been restated to reflect this presentation. The following tables provide additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Fiscal 2011
	Plumbing	SESCO	LBM	Total

Net sales	$ 270	$ 3	$ –	$ 273
Gain on sale of discontinued operations	7	2	–	9

Income (loss) before provision for income taxes	(17)	–	(7)	(24)
Provision for income taxes	–	–	–	–

Income (loss) from discontinued operations, net of tax	$ (17)	$ –	$ (7)	$ (24)

	Fiscal 2010
	Plumbing	SESCO	LBM	Total

Net sales	$ 410	$ 53	$ –	$463
Income (loss) before provision for income taxes	(35)	–	–	(35)
Provision for income taxes	–	–	–	–

Income (loss) from discontinued operations, net of tax	$ (35)	$ –	$ –	$(35)

	Fiscal 2009
	Plumbing	SESCO	LBM	Total

Net sales	$ 434	$ 37	$ –	$ 471
Income (loss) before provision for income taxes	(58)	–	(15)	(73)
Provision for income taxes	(22)	–	(6)	(28)

Income (loss) from discontinued operations, net of tax	$ (36)	$ –	$ (9)	$ (45)

As a condition of the Plumbing/HVAC and LBM sale agreements, HD Supply retained certain owned and leased facilities that have been shut down. The Company is actively marketing the owned properties for sale. During fiscal 2011 and fiscal 2009, due to continued deterioration in the commercial real estate markets, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

recognized $2 million and $8 million, respectively, in pre-tax impairment charges for the decline in fair value of these facilities. In addition, the net present value of on-going lease liabilities and other occupancy costs, net of expected sublease income, have been accrued and are presented as Other current liabilities and Other liabilities in the Consolidated Balance Sheets. The Company regularly reviews the assumptions used to estimate the net present value of these lease liabilities. During fiscal 2011 and fiscal 2009, as a result of continued deterioration in the commercial real estate markets, the Company recognized $8 million and $7 million, respectively, in pre-tax charges to increase these liabilities, primarily due to expected sublease income differing from the original assumptions.

NOTE 4 — RELATED PARTIES

On August 30, 2007, investment funds associated with Clayton, Dubilier & Rice, Inc., The Carlyle Group and Bain Capital Partners, LLC (collectively the “Equity Sponsors”) formed Holding and entered into a stock purchase agreement with The Home Depot, Inc. (“Home Depot” or “THD”) pursuant to which Home Depot agreed to sell to Holding or to a wholly owned subsidiary of Holding certain intellectual properties and all the outstanding common stock of HD Supply, Inc. and the Canadian subsidiary CND Holdings, Inc. On August 30, 2007, through a series of transactions, Holding’s direct wholly owned subsidiary, HDS Holding Corporation, acquired direct control of HD Supply through the merger of its wholly owned subsidiary, HDS Acquisition Corp., with and into HD Supply, Inc. and the Canadian subsidiary CND Holdings, Inc. Through these transactions (the “Transactions”), Home Depot was paid cash of $8.2 billion and 12.5% of Holding’s common stock worth $325 million for certain intellectual property and all of the outstanding common stock of HD Supply, Inc. and CND Holdings, Inc. including all dividends and interest payable associated with those shares. During fiscal 2009, HD Supply, Inc. and the Canadian subsidiary CND Holdings, Inc. received $22 million from Home Depot for the working capital adjustment and settlement of other items finalizing the purchase price of the Transactions.

Home Depot

Sales and Purchases — HD Supply derived revenue from the sale of products to Home Depot of $275 million, $299 million, and $290 million in fiscal 2011, fiscal 2010, and fiscal 2009, respectively. The revenue was recorded at an amount that generally approximates fair value. Accounts receivable from the sale of products to Home Depot were $45 million and $27 million at January 29, 2012 and January 30, 2011, respectively, and are included within Receivables in the accompanying Consolidated Balance Sheets. In addition to sales, HD Supply purchased product from Home Depot of less than $1 million in each of fiscal 2011, fiscal 2010, and fiscal 2009. All purchases were recorded in Cost of sales when the inventory was sold.

Strategic Agreement — On the date of the Transactions, Home Depot entered into a strategic purchase agreement with Crown Bolt, HD Supply’s distribution services line of business. This agreement provides a guaranteed revenue stream to Crown Bolt through January 31, 2015 by specifying minimum annual purchase requirements from Home Depot. The minimum annual purchase requirements range from $257 million at the outset of the agreement in 2007 to $401 million in the final year. Crown Bolt recorded $20 million and $12 million during fiscal 2011 and fiscal 2010, respectively, in Net sales in accordance with the minimum purchase requirement provisions of this strategic purchase agreement.

Equity Sponsors

In conjunction with the closing of the Transactions, the Company entered into a management agreement whereby the Company will pay the Equity Sponsors a $5 million annual aggregate management fee (“Sponsor Management Fee”) and related expenses through August 2017. During each of fiscal 2011, fiscal 2010, and fiscal 2009, the Company recorded $5 million of Sponsor Management Fees and related expenses, which are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Management of the Company has been informed that, as of January 29, 2012, affiliates of certain of the Equity Sponsors beneficially owned approximately $833 million aggregate principal amount, or 33%, of the Company’s 12.0% Senior Notes due 2014 and $713 million aggregate principal amount, or 39%, of the Company’s 13.5% Senior Subordinated Notes due 2015.

HD Supply purchased product from affiliates of the Equity Sponsors for approximately $61 million, $46 million, and $60 million in fiscal 2011, fiscal 2010, and fiscal 2009, respectively. In addition, HD Supply sold product to affiliates of the Equity Sponsors for approximately $3 million, $3 million, and $3 million in fiscal 2011, fiscal 2010,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

and fiscal 2009, respectively. Management believes these transactions were conducted at prices that an unrelated third party would pay.

Other Related Parties

HD Supply leases several buildings and properties from an executive officer of the Company. The leases generally provide that all expenses related to the properties are to be paid by HD Supply. Rents paid under these leases were minimal in fiscal 2011, less than $1 million in fiscal 2010, and $1 million in fiscal 2009. The fiscal 2010 payment included less than $1 million of a prepayment for fiscal 2011 and the fiscal 2009 payment included less than $1 million of a prepayment for fiscal 2010. The Company received a discount for making such prepayments.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill by reporting unit as of January 29, 2012 and January 30, 2011 is as follows (amounts in millions):

	January 29, 2012			January 30, 2011
	Gross Goodwill	Accumulated Impairments	Net Goodwill	Gross Goodwill	Accumulated Impairments	Net Goodwill
Waterworks	$ 1,867	$ (815)	$1,052	$ 1,855	$ (815)	$ 1,040
Facilities Maintenance	1,474	–	1,474	1,474	–	1,474
White Cap	183	(74)	109	183	(74)	109
Utilities	285	(99)	186	296	(99)	197
Crown Bolt	215	–	215	215	–	215
Repair & Remodel	125	(30)	95	125	(30)	95
Electrical	20	–	20	20	–	20
IPVF	82	(82)	–	82	(82)	–
CTI	67	(67)	–	67	(67)	–
Plumbing	–	–	–	111	(111)	–

Total goodwill	$ 4,318	$ (1,167)	$ 3,151	$ 4,428	$ (1,278)	$ 3,150

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

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

There was no indication of impairment in any of the Company’s reporting units during either the fiscal 2011 or the fiscal 2010 annual testing and accordingly, the second step of the goodwill impairment analysis was not performed. At the time of our fiscal 2011 annual testing, the fair value of the reporting units exceeded their carrying value by the following percentages: 17% for Waterworks, 50% for Facilities Maintenance, 68% for White Cap, 32% for Utilities, 4% for Crown Bolt, 24% for Repair & Remodel, and 166% for Electrical.

There was an indication of impairment in four of the Company’s reporting units during the third quarter fiscal 2009 impairment test and accordingly, the second step was performed for these reporting units. Based on the results of the second step, HD Supply recorded a $224 million non-cash, pre-tax, goodwill impairment charge in the third quarter of fiscal 2009 on four reporting units.

Total non-cash, pre-tax, goodwill impairment charges for fiscal 2009 were as follows (amounts in millions):

	Fiscal Year Ended January 31, 2010
	Beginning Goodwill	Impairment Charge	Remaining Goodwill
Waterworks	$1,174	$(134)	$1,040
Utilities	250	(54)	196
IPVF	6	(6)	–
Repair & Remodel	125	(30)	95
All other reporting units	1,818	–	1,818

Total goodwill	$3,373	$(224)	$3,149

The primary cause of impairment of the goodwill in the reporting units for fiscal 2009 was a reduction in expected future cash flows for these businesses as a result of the decline in the residential and commercial construction markets.

The following table presents the changes in goodwill for the fiscal years ended January 29, 2012, January 30, 2011, and January 31, 2010 (amounts in millions).

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Beginning Balance	$3, 150	$3, 149	$3,368
Acquisition	12	–	–
Realization of tax deductible goodwill from a prior acquisition	(11)	–	–
Impairment	–	–	(224)
Translation adjustment	–	1	5

Ending Balance	$3,151	$3,150	$3,149

During fiscal 2011, the Company recorded $12 million of goodwill as a result of the RAMSCO business acquisition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

Intangible Assets

HD Supply’s intangible assets consisted of the following (amounts in millions):

	January 29, 2012			January 30, 2011
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$ 1,532	$ (983)	$ 549	$ 1,548	$ (774)	$ 774
Strategic purchase agreement	166	(99)	67	166	(77)	89
Trade names	152	(34)	118	151	(26)	125
Other	1	–	1	17	(13)	4

Total	$ 1,851	$ (1,116)	$ 735	$ 1,882	$ (890)	$ 992

During fiscal 2011, the Company recorded $4 million of intangible assets, primarily customer relationship intangibles, as a result of the RAMSCO business acquisition. These intangibles will be amortized over three to seven years.

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

Amortization expense related to intangible assets was $259 million, $259 million, and $258 million in fiscal 2011, fiscal 2010, and fiscal 2009, respectively. Estimated future amortization expense for intangible assets recorded as of January 29, 2012 is $253 million, $158 million, $128 million, $41 million and $41 million for fiscal years 2012 through 2016, respectively.

NOTE 6 — DEBT

Long-term debt as of January 29, 2012 and January 30, 2011 consisted of the following (dollars in millions):

	January 29, 2012		January 30, 2011
	Outstanding Principal	Interest Rate %	Outstanding Principal	Interest Rate %

Term Loan due August 30, 2012	$ 73	1.53	$ 74	1.56
Term Loan due April 1, 2014	855	3.03	864	3.06
ABL Term Loan due April 1, 2014	214	3.56	214	3.53
12.0% Senior Notes due September 1, 2014	2,500	12.00	2,500	12.00
13.5% Senior Subordinated Notes due September 1, 2015	1,820	13.50	1,597	13.50

Total long-term debt	5,462		5,249
Less current installments	(82)		(10)

Long-term debt, excluding current installments	$ 5,380		$ 5,239

Senior Secured Credit Facility

The Company maintains a senior secured credit facility (the “Senior Secured Credit Facility”) comprised of a $928 million term loan (the “Term Loan”) and a $200 million revolving credit facility (the “Revolving Credit Facility”). On March 19, 2010, the Company entered into Amendment No. 3 (the “Cash Flow Amendment”) to its Senior Secured Credit Facility, dated as of August 30, 2007, by and among the Company, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, and the other lenders and financial institutions from time to time party thereto. The Cash Flow Amendment extended the maturity date from August 30, 2012 to April 1, 2014 of approximately $874 million in principal amount of outstanding Term Loan under the Senior Secured Credit Facility. Home Depot, which guarantees payment of the Term Loan under the Senior Secured Credit Facility (“THD Guarantee”), consented to the Cash Flow Amendment. Concurrently, Home Depot and the Company entered into an agreement pursuant to which Home Depot consented to any later amendment to the Senior Secured Credit Facility, as amended, (similar in form and substance to the Cash Flow Amendment) that would extend the maturity of the remaining approximately $104 million of outstanding Term Loan to a date that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

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

The Cash Flow Amendment increased the borrowing margins applicable to the extended portion of the Term Loan by 150 basis points, such that the extended Term Loan bears interest at Prime plus 1.75% or LIBOR plus 2.75% at the Company’s election. The remaining non-extended Term Loan continues to bear interest at Prime plus 0.25% or LIBOR plus 1.25% at the Company’s election. Interest on the Term Loan is due at the end of each calendar quarter with respect to Prime rate draws or at the maturity of each LIBOR draw (unless said draw is for a six-, nine-, or twelve-month period, then interest shall be paid quarterly). During fiscal 2011, the Term Loan due August 30, 2012 had an average outstanding balance of $73 million at a weighted average interest rate of 1.56% and the Term Loan due April 1, 2014 had an average outstanding balance of $860 million at a weighted average interest rate of 3.06%. During fiscal 2010, the Term Loan due August 30, 2012 had an average outstanding balance of $149 million at a weighted average interest rate of 1.54% and the Term Loan due April 1, 2014 had an average outstanding balance of $869 million at a weighted average interest rate of 3.11%.

The extended and non-extended portions of the Terms Loan outstanding under the Senior Secured Credit Facility, as amended, amortize in nominal quarterly installments equal to 0.25% of the original aggregate principal amount of the Term Loan. Additionally, beginning in fiscal 2009, the Company is required to pay down the Term Loan in an amount equal to 50% of Excess Cash Flow from the preceding fiscal year, as defined in the Term Loan agreement, such percentage is reduced to 0% upon the attainment of certain leverage ratio targets. Under the Excess Cash Flow provisions of the Senior Secured Credit Facility, the Company is not required to repay a portion of the Term Loan during fiscal 2012 and was not required to repay a portion of the Term Loan during fiscal 2011, fiscal 2010 or fiscal 2009.

The THD Guarantee was valued at $106 million at the issuance of the Senior Secured Credit Facility in August 2007 and was being amortized to interest expense over the original five-year life of the Term Loan on a straight-line basis which approximates the effective interest method. As a result of the extension of the THD Guarantee on the extended Term Loan, the amortization period of a pro-rata portion of the unamortized THD Guarantee has also been extended, on a straight-line basis, until April 1, 2014. During fiscal 2011, fiscal 2010, and fiscal 2009 the Company recorded amortization of the guarantee of $13 million, $14 million, and $21 million, respectively, which is reflected in Interest Expense in the Consolidated Statements of Operations. In connection with the $30 million prepayment of the non-extending portion of the Term Loan under the Senior Secured Credit Facility, the Company wrote-off the unamortized pro-rata portion of the THD Guarantee and the unamortized pro-rata portion of deferred debt costs, resulting in a pre-tax charge of $2 million in fiscal 2010. This charge is reflected in Other (income) expense, net in the Consolidated Statements of Operations.

The Revolving Credit Facility is due August 30, 2013 and bears interest at Prime plus 3.0% or LIBOR plus 4.0% at the Company’s election. The Revolving Credit Facility also has a 0.5% unused commitment fee and a Letter of Credit fee of 4.0% per annum. There were no amounts outstanding under the Revolving Credit Facility as of January 29, 2012 or January 30, 2011. During fiscal 2011, the Revolving Credit Facility had an average outstanding balance of zero. During fiscal 2010, the Revolving Credit Facility had an average outstanding balance of $125 million at a weighted average interest rate of 4.28%. As of January 29, 2012 and January 30, 2011, there were no outstanding Letters of Credit under the Revolving Credit Facility. Interest on the Revolving Credit Facility is due at the end of each calendar quarter with respect to Prime rate draws or at the maturity of each LIBOR draw (unless said draw is for a six-, nine-, or twelve-month period, then interest shall be paid quarterly).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

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

As of January 29, 2012, there were no amounts outstanding under the ABL Revolving Credit Facility due August 30, 2012 or the ABL Revolving Credit Facility due April 1, 2014. During fiscal 2011, the ABL Term Loan had an average outstanding balance of $214 million at a weighted average interest rate of 3.50%, the ABL Revolving Credit Facility due August 30, 2012 had an average outstanding balance of $12 million at a weighted average interest rate of 1.76%, and the ABL Revolving Credit Facility due April 1, 2014 had an average outstanding balance of $77 million at a weighted average interest rate of 3.51%. During fiscal 2010, the ABL Term Loan had an average outstanding balance of $214 million at a weighted average interest rate of 3.60%, the ABL Revolving Credit Facility due August 30, 2012 had an average outstanding balance of $59 million at a weighted average interest rate of 2.01%, and the ABL Revolving Credit Facility due April 1, 2014 had an average outstanding balance of $57 million at a weighted average interest rate of 3.58%.

As of January 29, 2012, the Company had available borrowings under the ABL Credit Facility of $993 million, after giving effect to the borrowing base limitations and letters of credit issued and including $57 million of borrowings available on qualifying cash balances. The Company can use up to $400 million of its available borrowing under the ABL Credit Facility for Letters of Credit which are charged a fee of 1.5% per annum for amounts borrowed under the non-extended portion and 3.25% per annum for amounts borrowed under the extended portion. As of January 29, 2012, there were approximately $9 million and $57 million, respectively, of Letters of Credit outstanding under the ABL Credit Facility due August 30, 2012 and April 1, 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

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

In connection with the Cash Flow Amendment and ABL Amendment, the Company incurred financing fees of approximately $34 million, of which approximately $31 million were deferred and is being amortized into interest expense over the term of the amended facilities in accordance with U.S. GAAP for debt modifications (ASC 470-50, Debt-Modifications and Extinguishments). The non-deferred financing fees are reported in Other (income) expense, net in the Consolidated Statements of Operations.

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

On September 15, 2008, Lehman Brothers filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (“Lehman’s bankruptcy”). Subsequent to Lehman’s bankruptcy, the Company drew down on the ABL Credit Facility and Lehman Brothers failed to fund their portion of the ABL Credit Facility commitment. Lehman is currently in the process of emerging from bankruptcy and is expected to cure their default on the ABL Credit Facility commitment. As of January 29, 2012, there were no outstanding borrowings under the ABL Credit Facility from Lehman Brothers.

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

12.0% Senior Notes

On August 30, 2007, the Company issued $2.5 billion of Senior Notes bearing interest at a rate of 12.0% (the “12.0% Senior Notes”). Interest payments are due each March 1st and September 1st through maturity. The 12.0% Senior Notes mature on September 1, 2014 and can be redeemed by the Company as follows:

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

13.5% Senior Subordinated Notes

On August 30, 2007, the Company issued $1.3 billion of Senior Subordinated PIK Notes bearing interest at a rate of 13.5% (the “13.5% Senior Subordinated Notes”). Interest payments are due each March 1st and September 1st

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

through maturity except that the first eight payment periods through September 2011 were payments in kind (“PIK”) and therefore increased the balance of the outstanding indebtedness rather than paid in cash. During fiscal 2009, the Company repurchased $252 million principal amount, plus accrued interest of $15 million, of the 13.5% Senior Subordinated Notes for $62 million. As a result, we recognized a $200 million pre-tax gain for the extinguishment of this portion of the 13.5% Senior Subordinated Notes, net of the write-off of unamortized deferred debt issuance costs. As a result of PIK interest capitalizations and the extinguishment of a portion of the principal, as of January 29, 2012, the outstanding principal balance of the 13.5% Senior Subordinated Notes was $1.8 billion. The 13.5% Senior Subordinated Notes mature on September 1, 2015 and can be redeemed by the Company as follows:

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

The 12.0% Senior Notes and the 13.5% Senior Subordinated Notes are both fully and unconditionally guaranteed by the Company’s direct or indirect wholly-owned domestic subsidiaries. These guarantees can automatically be released under customary circumstances, including the sale of the assets of the subsidiary providing the guarantee. See the section titled “Description of Notes” of the Company’s Registration Statement on Form S-4 filed with the SEC on July 27, 2009 for a detailed description of the Company’s outstanding notes, including a discussion of each of the circumstances under which subsidiary guarantees may be released.

Debt Maturities

Maturities of long-term debt outstanding, in principal amounts, at January 29, 2012 are summarized below (amounts in millions):

Fiscal Year	Maturities
2012	$82
2013	10
2014	3,550
2015	1,820

Total	$5,462

NOTE 7 — DERIVATIVE INSTRUMENTS

The Company maintained interest rate swap agreements to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts. At execution, the swaps were designated as hedging the exposure to variable cash flows of a forecasted transaction, whereby the Company pays fixed interest and receives variable interest, effectively converting $400 million of floating-rate debt to fixed rate debt. Swaps with a combined $200 million notional value matured on January 31, 2010. The remaining swaps with a combined $200 million notional value matured on January 31, 2011, the first day of fiscal 2011. As of January 30, 2011, the fair value of the swaps was a liability of $1 million and was included in Other current liabilities in the Consolidated Balance Sheet.

The following tables summarize the weighted average rates and notional amounts of these agreements for the periods presented (dollars in millions).

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Weighted average notional value outstanding	–	$200	$400
Weighted average fixed rate paid	–	3.9%	3.8%
Weighted average floating rate received	–	0.3%	0.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

	As of
	January 29, 2012	January 30, 2011
Weighted average notional value outstanding	–	$200
Weighted average fixed rate paid	–	3.9%
Weighted average floating rate received	–	0.3%

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

The following table summarizes the location and amounts of the gains or losses related to derivatives included in HD Supply’s consolidated financial statements for the periods presented (amounts in millions):

	Location of gain (loss) in statement of operations	Fiscal 2011	Fiscal 2010	Fiscal 2009
Changes in fair value	Other income (expense), net	$ 1	$ (6)	$ 11
Amortization of net loss remaining in OCI at de-designation	Interest (expense)	–	(2)	(3)
Settlements	Interest (expense)	–	(8)	(14)

NOTE 8 — FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 29, 2012 and January 30, 2011 were as follows (amounts in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At January 29, 2012:
Interest Rate Swap Contracts	$–	$–	$–	$–
At January 30, 2011:
Interest Rate Swap Contracts	$–	$(1)	$–	$(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

The Company’s financial instruments that are not reflected at fair value on the balance sheet were as follows as of January 29, 2012 and January 30, 2011 (amounts in millions):

	As of January 29, 2012		As of January 30, 2011
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Term Loan due August 30, 2012	$73	$73	$74	$74
Term Loan due April 1, 2014	855	855	864	871
ABL Term Loan due April 1, 2014	214	207	214	207
12.0% Senior Notes due September 1, 2014	2,500	2,388	2,500	2,338
13.5% Senior Subordinated Notes due September 1, 2015	1,820	1,547	1,597	1,198

Total	$5,462	$5,070	$5,249	$4,688

(1) These amounts do not include accrued interest; accrued interest is classified as Other current liabilities in the accompanying Consolidated Balance Sheets.

The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt.

The Term Loan is guaranteed by Home Depot. Based on a review of the fair value of debt issued by companies with similar credit ratings as Home Depot, management estimates that as of January 29, 2012, the fair value of the Term Loan due August 30, 2012 was approximately 99-101% of the principal value, or $73 million, and the Term Loan due April 1, 2014 is approximately 99-101% of principal, or $855 million. Management estimated that as of January 30, 2011, the fair value of the Term Loan due August 30, 2012 was approximately 99-101% of the principal value, or $74 million, and the Term Loan due April 1, 2014 was approximately 100-102% of principal, or $871 million.

The Company’s fair value estimates for the ABL Credit Facility, 12.0% Senior Notes, and 13.5% Senior Subordinated Notes were based on recent similar credit facilities initiated by companies with like credit quality in similar industries, quoted prices for similar instruments, and inquiries with certain investment communities. Based on this data, management estimates that as of January 29, 2012, the fair value of the ABL Term Loan due April 1, 2014 was approximately 94-100% of the principal value, or $207 million, the fair value of the 12.0% Senior Notes was approximately 93-98% of the principal value, or $2,388 million, and the fair value of the 13.5% Senior Subordinated Notes was approximately 80-90% of principal value, or $1,547 million. Management estimated that as of January 30, 2011, the fair value of the ABL Term Loan due April 1, 2014 was approximately 94-100% of the principal value, or $207 million, the fair value of the 12.0% Senior Notes was approximately 87-100% of the principal value, or $2,338 million, and the fair value of the 13.5% Senior Subordinated Notes was approximately 65-85% of principal value, or $1,198 million.

NOTE 9 — INCOME TAXES

The components of Income (Loss) from Continuing Operations before Provision (Benefit) for Income Taxes are as follows (amounts in millions):

Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
United States	$ (461)	$ (579)	$ (658)
Foreign	21	23	1

Total	$ (440)	$ (556)	$ (657)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

The Provision (Benefit) for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Current:
Federal	$ –	$ –	$ –
State	3	2	4
Foreign	–	6	–

	3	8	4

Deferred:
Federal	64	12	(173)
State	6	4	(19)
Foreign	(5)	4	–
Foreign realization of tax deductible goodwill from prior acquisitions	11	–	–

	76	20	(192)

Total	$ 79	$ 28	$ (188)

The Company’s combined federal, state and foreign effective tax rate for continuing operations for fiscal 2011, fiscal 2010, and fiscal 2009 was approximately (18.0%), (5.1%), and 28.7%, respectively.

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits. The Company’s fiscal 2011 and fiscal 2010 effective tax rates were significantly impacted by the recording of a valuation allowance on its net U.S. deferred tax assets. The fiscal 2011 valuation allowance was directly impacted by the increasing of the deferred tax liability for U.S. goodwill amortization for tax purposes. The deferred tax liability related to the Company’s U.S. tax deductible goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing difference. The Company’s fiscal 2009 effective tax rate was significantly impacted by financial goodwill impairments.

The reconciliation of the provision (benefit) for income taxes from continuing operations at the federal statutory rate of 35% to the actual tax provision (benefit) for fiscal 2011, fiscal 2010, and fiscal 2009 is as follows (amounts in millions):

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Income taxes at federal statutory rate	$ (154)	$ (195)	$ (230)
State income taxes, net of federal income tax benefit	(23)	(14)	(24)
Non-deductible goodwill impairment	–	–	43
Non-deductible interest	15	13	12
Valuation allowance	243	217	7
Adjustments to tax reserves	12	4	3
Other, net	(14)	3	1

Total provision (benefit)	$ 79	$ 28	$ (188)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of January 29, 2012 and January 30, 2011 were as follows (amounts in millions):

	January 29, 2012	January 30, 2011
Current:
Deferred Tax Assets:
Interest	$ 33	$ –
Allowance for doubtful accounts	12	14
Inventory	49	60
Accrued compensation	3	2
Accrued self-insurance liabilities	5	21
Restructuring liabilities	7	31
Other accrued liabilities	27	26
Valuation allowance	(76)	(51)

Current deferred tax assets	60	103
Deferred Tax Liabilities:
Prepaid expense	$ (1)	$ (1)

Current deferred tax liabilities	(1)	(1)
Noncurrent:
Deferred Tax Assets:
Interest	$ 212	$ 180
Accrued compensation	27	18
Accrued self-insurance liabilities	15	–
Other accrued liabilities	8	8
Deferred revenue	8	8
Restructuring liabilities	32	–
Net operating loss	374	291
Net capital loss carryforward	10	–
Fixed assets	16	22
Other	21	16
Valuation allowance	(415)	(188)

Noncurrent deferred tax assets	308	355
Deferred Tax Liabilities:
Software costs	$ (23)	$ (23)
Intangible assets	(316)	(357)
Income from discharge of indebtedness	(80)	(76)

Noncurrent deferred tax liabilities	(419)	(456)

Deferred tax assets (liabilities), net	$ (52)	$ 1

The Company recorded a valuation allowance on its U.S. continuing operations of $243 million, $217 million, and $7 million in fiscal 2011, fiscal 2010, and fiscal 2009, respectively. In addition, the Company recorded a valuation allowance on its U.S. discontinued operations of $9 million and $13 million for fiscal 2011 and fiscal 2010, respectively. The Company records a valuation allowance when it is “more likely than not” that some portion or all of the deferred income tax assets will not be realized. In reaching this determination, the Company considers the future reversals of taxable temporary differences, future taxable income, exclusive of taxable temporary differences and carryforwards, taxable income in prior carry-back years and tax planning strategies.

During the first quarter of fiscal 2010, the Company designated the undistributed earnings of certain aspects of its foreign operations as not permanently reinvested. In fiscal 2011, the Company did not repatriate cash from its foreign operations to the U.S. If the company had repatriated cash to the U.S., no additional income tax expense would have been generated. In fiscal 2010, the Company repatriated $33 million of cash which resulted in $2 million of income tax expense in the U.S. In general, to the extent the Company’s financial reporting book basis over tax basis of a foreign subsidiary exceeds the cash available for repatriation, deferred taxes have not been provided, as they are essentially permanent in duration. If these amounts were not considered reinvested, it is estimated that additional deferred taxes of zero would have been provided.

As of January 29, 2012, the Company has tax-effected U.S. federal net operating loss carryforwards of $245 million which expire beginning in fiscal 2029. The Company also has $102 million of net state net operating loss carryfowards which expire in various years between fiscal 2012 and fiscal 2030. During fiscal 2011, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

generated a $10 million capital loss associated with the Company’s exit from the Plumbing business, which can be carried forward to offset future capital gain income. The availability to use the capital loss expires in fiscal 2016. The future utilization of the net operating losses and the capital loss could also be impacted by Sections 382 and 383 of the Internal Revenue Code of 1986 should an “ownership change” occur. Section 382 and 383 contain rules that may limit the ability of a company that undergoes an “ownership change”, which generally is any change in ownership of more than 50% of its common stock over a three-year period, to utilize its net operating loss carryfowards to offset taxable income in periods after the ownership change.

There was no net income tax benefit or expense included in discontinued operations in fiscal 2011 or fiscal 2010. The amount of income tax benefit included in discontinued operations for fiscal 2009 was $28 million.

Federal, state and foreign income taxes receivable total $4 million and $3 million as of January 29, 2012 and January 30, 2011, respectively, and are included in Other current assets in the Consolidated Balance Sheets.

Accounting for uncertain tax positions

The Company follows the U.S. GAAP guidance for uncertain tax positions within ASC 740, Income Taxes. ASC 740 requires application of a “more likely than not” threshold to the recognition and de-recognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. A reconciliation of the beginning and ending amount of unrecognized tax benefits for continuing operations for fiscal 2011, fiscal 2010, and fiscal 2009 is as follows (amounts in millions):

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Unrecognized Tax Benefits beginning of period	$192	$190	$206
Gross increases for tax positions in current period	–	1	1
Gross increases for tax positions in prior period	6	4	–
Gross decreases for tax positions in prior period	–	–	(16)
Settlements	(1)	(3)	–
Lapse of statutes	(1)	–	(1)

Unrecognized Tax Benefits end of period	$196	$192	$190

There are $196 million, $192 million, and $140 million of unrecognized tax benefits included in the balance at January 29, 2012, January 30, 2011, and January 31, 2010, respectively, whose resolution could affect the annual effective income tax rate.

The Company accrued $5 million, $2 million, and $3 million of net interest and penalties related to unrecognized tax benefits for fiscal 2011, fiscal 2010, and fiscal 2009, respectively. The Company’s ending net accrual for interest and penalties related to unrecognized tax benefits at January 29, 2012, January 30, 2011, and January 31, 2010 was $19 million, $14 million, and $12 million, respectively. The Company’s accounting policy is to classify interest and penalties as components of income tax expense. Accrued interest and penalties from unrecognized tax benefits are included as a component of Other liabilities on the Consolidated Balance Sheet.

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

NOTE 10 — STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plan

Effective December 4, 2007, HDS Investment Holding, Inc. (“Holding”) established a Stock Incentive Plan (the “HDS Plan”) for associates of HD Supply, a wholly-owned subsidiary. The HDS Plan provides for the award of non-qualified stock options and deferred share units of the common stock of Holding. Holding will issue new shares of common stock to satisfy options exercised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

Under the terms of the HDS Plan, non-qualified stock options are to carry exercise prices at, or above, the fair market value of Holding’s stock on the date of the grant. Since Holding common stock is not publicly traded, the fair market value of the stock is determined by the Board of Directors of Holding based on such factors as it deems appropriate, including but not limited to the earnings and other financial and operating information of the Company in recent periods, the potential value of the Company as a whole, the future prospects of the Company and the industries in which it competes, the history and management of the Company, the general condition of the securities markets, the fair market value of securities of companies engaged in businesses similar to those of the Company, and any recent valuation of the common stock of Holding that shall have been performed by an independent valuation firm (although the Board of Directors of Holding is not obligated to obtain such a valuation). The non-qualified stock options generally vest at the rate of 20% per year commencing on the first anniversary date of the grant or 100% on the third anniversary of the grant and expire on the tenth anniversary date of the grant.

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

As a result of the exchange, the Company will incur incremental stock-based compensation charges of approximately $1 million per year over the five years following the exchange date. The maximum number of shares of common stock that may be issued under the HDS Plan subsequent to the Option Exchange Program may not exceed 55.6 million, of which a maximum of 30.9 million shares may be issued in respect of options granted under the HDS Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

A summary of option activity under the HDS Plan is presented below (shares in thousands):

	Number of Shares	Weighted Average Option Price
Outstanding at February 1, 2009	22,049	$13.13

Granted	1,582	13.13
Exercised	–	–
Canceled	(2,732)	13.13

Outstanding at January 31, 2010	20,899	$13.13

Granted[1]	21,495	7.66
Exercised	–	–
Canceled[2]	(23,927)	12.41

Outstanding at January 30, 2011	18,467	$7.69

Granted	12,485	4.62
Exercised	–	–
Canceled	(1,415)	6.63

Outstanding at January 29, 2012	29,537	$6.44

1 – Includes shares granted in conjunction with the Option Exchange Program

2 – Includes shares canceled in conjunction with the Option Exchange Program

As of January 29, 2012, there were approximately 29.5 million stock options outstanding with a weighted average remaining life of 8.6 years. As of January 29, 2012, there were approximately 3.6 million options exercisable with a weighted average exercise price of $7.78 and a weighted average remaining life of 8.1 years.

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

	Fiscal Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010

Risk-free interest rate	2.8%	3.0%	2.9%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor	46.0%	48.9%	50.5%
Expected option life in years	6.6	6.8	7.3

The risk free interest rate was determined based on an analysis of U.S. Treasury zero-coupon market yields as of the date of the option grant for issues having expiration lives similar to the expected option life. The expected volatility was based on an analysis of the historical volatility of HD Supply’s competitors over the expected life of the HD Supply options. These volatilities were weighted by the respective HD Supply segment against which they compete, resulting in an overall industry-based volatility for HD Supply. As insufficient data exists to determine the historical life of options issued under the HDS Plan, the expected option life was determined based on the vesting schedule of the options and their contractual life taking into consideration the expected time in which the share price of Holding would exceed the exercise price of the option. The weighted-average fair value of each option granted during fiscal 2011, fiscal 2010, and fiscal 2009 was $1.99, $1.64, and $1.63, respectively. HD Supply recognized $20 million, $17 million, and $18 million of stock-based compensation expense related to stock options, included in Selling, general and administrative expense in the Consolidated Statements of Operations, during fiscal 2011, fiscal 2010, and fiscal 2009, respectively. As of January 29, 2012 the unamortized compensation expense related to stock options was $32 million and was expected to be recognized over a period of 4.8 years.

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

HD Supply maintains a 401(k) defined contribution plan that is qualified under Sections 401(a) and 501(a) of the Internal Revenue Code. Employees who satisfy the plan’s eligibility requirements may elect to contribute a portion of their compensation to the plan on a pre-tax basis. HD Supply may match a percentage of the employees’ contributions to the plan based on approval from the Board of Directors. Matching contributions are generally made shortly after the end of each pay period or shortly after the Company’s fiscal year-end if an additional annual matching contribution based on the Company’s fiscal-year financial results is approved. HD Supply paid $7 million, less than $1 million, and $3 million during fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

NOTE 11 — STOCKHOLDER’S EQUITY

Common Stock

The Company is authorized to issue 1,000 shares of common stock, par value $0.01 per share. As of January 29, 2012 and January 30, 2011, 1,000 shares were issued and outstanding.

Accumulated Other Comprehensive Income (Loss)

As of January 29, 2012 and January 30, 2011 accumulated other comprehensive income (loss) is comprised of $(2) million and $(1) million, respectively, of cumulative foreign currency translation adjustments, net.

NOTE 12 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of January 29, 2012 and January 30, 2011 consisted of the following (amounts in millions):

	January 29, 2012	January 30, 2011
Trade receivables, net of allowance for doubtful accounts	$919	$837
Vendor rebate receivables	71	60
Other receivables	12	10

Total receivables, net	$1,002	$907

Property and Equipment

Property and equipment as of January 29, 2012 and January 30, 2011 consisted of the following (amounts in millions):

	January 29, 2012	January 30, 2011
Land	$42	$45
Buildings and improvements	206	214
Transportation equipment	44	20
Furniture, fixtures and equipment	298	288
Capitalized software	185	177
Construction in progress	40	12

	815	756
Less accumulated depreciation & amortization	(417)	(366)

Property and equipment, net	$398	$390

Other Current Liabilities

Other current liabilities as of January 29, 2012 and January 30, 2011 consisted of the following (amounts in millions):

	January 29, 2012	January 30, 2011
Accrued interest	$233	$131
Accrued non-income taxes	31	28
Branch closure & consolidation reserves	16	18
Other	98	95

Total other current liabilities	$378	$272

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

Significant Non-Cash Transactions

Interest payments on the 13.5% Senior Subordinated Notes are due each March 1st and September 1st through maturity except that the first eight payment periods through September 2011 were payments in kind (“PIK”) and therefore increased the balance of the outstanding indebtedness rather than paid in cash. The Company made PIK interest payments during fiscal 2011, fiscal 2010, and fiscal 2009 of $223 million, $196 million, and $172 million, respectively, increasing the outstanding balance of the 13.5% Senior Subordinated Notes.

Supplemental Cash Flow Information

Cash paid for interest in fiscal 2011, fiscal 2010, and fiscal 2009 was approximately $356 million, $363 million, and $366 million, respectively. During fiscal 2010, as a result of recent tax legislation regarding net operating loss carry-back periods, the Company filed for and received a cash refund of $220 million from the Internal Revenue Service for income tax previously paid. During fiscal 2009, the Company received a cash refund of $134 million from the Internal Revenue Service for income tax previously paid. Cash paid for income taxes, net of refunds, in fiscal 2011, fiscal 2010, and fiscal 2009 was approximately $5 million net payment, $216 million net refund, and $127 million net refund, respectively.

NOTE 13 — BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

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

During fiscal 2010 and fiscal 2009, the Company recognized $7 million and $14 million, respectively, in restructuring charges for branch closure and consolidation charges under the Fiscal 2009 Plan. The cash and non-cash restructuring charges were recorded to Restructuring expense in the Consolidated Statements of Operations. The Company regularly reviews the assumptions used to estimate the net present value of the on-going lease liabilities and other occupancy costs, net of expected sublease income. During fiscal 2011, the Company recorded an additional $2 million in occupancy costs due to actual results differing from the original assumptions within the Plumbing/HVAC business. As a result of the sale of the Plumbing/HVAC business, this charge is reflected within Discontinued operations, net of taxes, in the Consolidated Statements of Operations.

The following table presents the activity for the liability balance, included in Other current liabilities and Other liabilities in the Consolidated Balance Sheets, related to closure and consolidation activities under the Fiscal 2009 Plan (amounts in millions):

	Severance	Occupancy Costs	Other	Total
Charges	$5	$7	$2	$14
Cash payments	(2)	–	–	(2)
Balance – January 31, 2010	$3	$7	$2	$12
Charges	2	2	2	6
Cash payments	(4)	(3)	(2)	(9)
Other	(1)	1	–	–
Balance – January 30, 2011	$–	$7	$2	$9
Charges, net of reductions	–	2	–	2
Cash payments	–	(1)	(2)	(3)
Other	–	–	–	–
Balance – January 29, 2012	$–	$8	$–	$8

Transactions & Acquisition Integration

Concurrent with the Transactions and acquisition integration, management evaluated the operations and performance of individual branches and identified branches for closure or consolidation. In addition, during the fourth quarter of fiscal 2008, as a result of continued acquisition integration efforts, the decline in the residential

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

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

The following table presents the activity for the liability balance, included in Other current liabilities and Other liabilities, related to closure and consolidation activities under the Transactions and Acquisition Integration plans (amounts in millions):

	Severance	Occupancy Costs	Other	Total

Balance – February 1, 2009	$5	$97	$3	$105

Charges, net of reductions	7	(3)	1	5
Cash payments	(12)	(28)	(4)	(44)
Effects of exchange rates	–	1	–	1
Other	–	(8)	–	(8)

Balance – January 31, 2010	$–	$59	$–	$59

Charges, net of reductions	–	2	–	2
Cash payments	–	(18)	–	(18)
Other	–	1	–	1

Balance – January 30, 2011	$–	$44	$–	$44

Cash payments	–	(12)	–	(12)

Balance – January 29, 2012	$–	$32	$–	$32

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

As of January 29, 2012, approximately $16 million of the liability balances for all branch closure and consolidation activities is classified as a current liability on the Company’s Consolidated Balance Sheet. Payments for occupancy costs, which represent the net present value of future lease obligations, including rent, taxes, utilities, etc., less estimated sublease income of the closed branches, are expected to be substantially complete over the next five years, with certain property lease obligations extending out as far as twelve years. The Company continues to actively pursue buyout options or subleasing opportunities for the leased properties. The timing of cash payments related to the branch closure and consolidation activities could change depending on the success and timing of entering into these types of agreements.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

HD Supply occupies certain facilities and operates certain equipment and vehicles under leases that expire at various dates through the year 2027. In addition to minimum rentals, there are certain executory costs such as real estate taxes, insurance, and common area maintenance on most of its facility leases. Expense under these leases totaled $151 million, $153 million, and $161 million in fiscal 2011, fiscal 2010, and fiscal 2009, respectively. Capital leases currently in effect are not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

Future minimum aggregate rental payments under non-cancelable operating leases as of January 29, 2012 are as follows (amounts in millions):

Fiscal Year	Operating Leases
2012	$126
2013	102
2014	78
2015	54
2016	36
Thereafter	86

Total	$482

The Company subleases certain leased facilities to third parties. Total future minimum rentals to be received under non-cancelable subleases as of January 29, 2012 are approximately $19 million. These subleases expire at various dates through the year 2023.

Purchase Obligations

As of January 29, 2012, the Company has agreements in place with various vendors to purchase goods and services, primarily inventory, in the aggregate amount of $701 million. These purchase obligations are generally cancelable, but the Company has no intent to cancel. Payment is due during fiscal 2012 for these obligations.

Internal Revenue Service

The Internal Revenue Service has issued notices of proposed adjustments that propose to disallow certain of the Company’s deductions and the carryback of certain of its net operating losses to taxable years during which the Company was a member of The Home Depot, Inc.’s U.S. federal consolidated income tax return. The Internal Revenue Service is expected to issue in the near future a letter that proposes to assess tax liabilities from such proposed adjustments. The Company is estimating such letter will contain a proposed assessment of tax liabilities for approximately $322 million to $325 million, including accrued interest. The Company believes that the deductions it reported on the tax returns in question and carryback of the net operating losses are accurate and appropriate. Therefore, the Company intends to challenge any proposed assessment by filing a formal protest with the Appeals Division of the Internal Revenue Service. During the protest period, the Company intends to vigorously defend its positions rather than pay any proposed assessments. If the Company is ultimately required to pay any such proposed assessments, it could incur significant liabilities and its cash flows, future results of operations and financial position could be affected in a significant and adverse manner. The carryback of the net operating losses was made in accordance with (and subject to the terms of) an agreement entered into between the Company’s ultimate parent corporation, HDS Investment Holding, Inc., and The Home Depot, Inc.

Legal Matters

HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, based on current knowledge, all reasonably estimable and probable matters are believed to be adequately reserved for or covered by insurance and disclosed herein. For all such other matters, management believes the possibility of losses from such matters are remote or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.

NOTE 15 — SEGMENT INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

performance, based on the periodic review and evaluation of Net sales, Adjusted EBITDA, and certain other measures for each of the operating segments.

During fiscal 2011, the reportable segment presentation for three operating segments changed as compared to prior periods. The IPVF and CTI operating segments no longer met the quantitative threshold requirements of a reportable segment. In addition, the Electrical operating segment was merged into the Utilities operating segment, which is a reportable segment. As a result, prior period disclosures reflect the change in reportable segments.

In conjunction with the change in reportable segments, management re-evaluated its use of key performance metrics. Historically, the Company has presented operating income excluding certain charges as its measure of operating performance for presentation of segment results. Management uses both operating income excluding certain charges and Adjusted EBITDA in its evaluation of operating segment performance. However, based on the recent evaluation, management concluded that Adjusted EBITDA is the primary metric management uses to assess operating performance. Therefore, current and prior period segment presentation reflects Adjusted EBITDA as the operating performance measure.

HD Supply has four reportable segments, each of which is presented below:

—

Facilities Maintenance — Supplies maintenance, repair and operations (“MRO”) products and upgrade and renovation services largely to the multifamily, healthcare, hospitality, and institutional markets.

—	Waterworks — Distributes complete lines of water and wastewater transmission products, serving contractors and municipalities in all aspects of the water and wastewater industries.

—

Utilities/Electrical — Distributes electrical transmission and distribution products, power plant maintenance, repair and operations supplies, smart-grid technologies, and provides materials management and procurement outsourcing arrangements to investor-owned utilities, municipal and provincial power authorities, rural electric cooperatives and utility contractors and distributes electrical products such as wire and cable, switch gear supplies, lighting and conduit to residential and commercial contractors.

—	White Cap — Distributes specialized hardware, tools, building materials, and safety equipment to professional contractors.

In addition to the reportable segments, the Company’s consolidated financial results include an Other category, Corporate, & Eliminations. Other primarily consists of (i) IPVF, distributes stainless steel and special alloy pipe, plate, sheet, flanges and fittings, as well as high performance valves, actuation services and high-density polyethylene pipes and fittings for oil and gas, petrochemical, power, food and beverage, pulp and paper, mining, and marine industries; IPVF also serves pharmaceutical customers, industrial and mechanical contractors, fabricators, wholesale distributors, exporters and original equipment manufacturers; (ii) Repair & Remodel, offering light remodeling and construction supplies primarily to small remodeling contractors and tradesmen; (iii) Crown Bolt, a retail distribution operator, providing program and packaging solutions, sourcing, distribution, and in-store service, primarily serving Home Depot; (iv) CTI, offering turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for residential, commercial, and senior living projects; and (v) HD Supply Canada, comprised of HD Supply’s Canadian operations (other than the Canadian utilities operations, which is included in the Utilities/Electrical segment, and Commercial Direct, which is included in the Facilities Maintenance segment). Corporate has enterprise management responsibility and centralized support functions for some of the segments, information technology, human resources, sourcing and support services. Eliminations remove intersegment transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

The following tables present Net sales, Adjusted EBITDA, and certain other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Fiscal Year 2011
	Net Sales	Adjusted EBITDA	Depreciation(1) & Software Amortization	Other Intangible Amortization	Total Assets(2)	Capital Expen- ditures
Facilities Maintenance	$1,870	$318	$30	$75	$2,264	$32
Waterworks	1,772	112	5	95	1,562	5
Utilities/Electrical	1,625	50	5	20	775	5
White Cap	981	17	14	19	481	16
Other, Corporate, & Eliminations	1,476	72	33	50	1,656	56

Total continuing operations	$7,724	$569	$87	$259	$6,738	$114

	Fiscal Year 2010
	Net Sales	Adjusted EBITDA	Depreciation(1) & Software Amortization	Other Intangible Amortization	Total Assets(2)	Capital Expen- ditures
Facilities Maintenance	$1,682	$282	$28	$75	$2,265	$20
Waterworks	1,659	94	5	94	1,582	2
Utilities/Electrical	1,462	49	5	19	740	2
White Cap	852	(10)	20	19	439	3
Other, Corporate, & Eliminations	1,360	42	43	52	2,063	20

Total continuing operations	$7,015	$457	$101	$259	$7,089	$47

	Fiscal Year 2009
	Net Sales	Adjusted EBITDA	Depreciation(1) & Software Amortization	Other Intangible Amortization	Total Assets(2)	Capital Expen- ditures
Facilities Maintenance	$1,609	$279	$24	$73	$2,341	$28
Waterworks	1,652	99	5	95	1,695	2
Utilities/Electrical	1,410	40	5	19	711	3
White Cap	872	(31)	25	20	487	4
Other, Corporate, & Eliminations	1,404	–	64	51	2,611	20

Total continuing operations	$6,947	$387	$123	$258	$7,845	$57

(1)	Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.
(2)	Total Assets include amounts attributable to discontinued operations for the periods prior to the dispositions.

Reconciliation to Consolidated Financial Statements

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Total Adjusted EBITDA	$ 569	$ 457	$ 387
Depreciation and amortization	346	360	381
Stock-based compensation	20	17	18
Management fees and expenses	5	5	5
Restructuring	–	8	21
Goodwill impairment	–	–	224
Other	(1)	1	1

Operating income (loss)	199	66	(263)
Interest expense	639	623	602
Other (income) expense, net	–	(1)	(208)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(440)	(556)	(657)
Provision (benefit) for income taxes	79	28	(188)

Income (loss) from continuing operations	$ (519)	$ (584)	$ (469)

Net sales for HD Supply outside the United States, primarily Canada, were $462 million, $419 million, and $422 million in fiscal 2011, fiscal 2010, and fiscal 2009, respectively. Long-lived assets of HD Supply outside the United States were $18 million and $29 million as of January 29, 2012 and January 30, 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

NOTE 16 — SUBSIDIARY GUARANTORS

The Company has issued 12.0% Senior Notes and 13.5% Senior Subordinated Notes (collectively the “Notes”) guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly-owned domestic subsidiaries of the Company. The subsidiaries of the Company that do not guarantee the Notes (“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of the Company and include the Company’s operations in Canada and a non-operating subsidiary in the United States that holds an investment of $327 million in principal, $261 million net of the discount at January 29, 2012, of the Company’s 13.5% Senior Subordinated Notes, which is eliminated in consolidation.

In connection with the Notes, the Company determined the need for compliance with Rule 3-10 of SEC Regulation S-X (“Rule 3-10”). In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(d) of SEC Regulation S-X. The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of operations, the condensed balance sheets, and the condensed statements of cash flows for the parent company issuer of the Notes HD Supply, Inc. (the “Parent Issuer”), for the Guarantor Subsidiaries and for the Non-guarantor Subsidiaries and total consolidated HD Supply, Inc. and subsidiaries (amounts in millions):

CONDENSED CONSOLIDATING INCOME STATEMENTS

	Fiscal Year Ended January 29, 2012
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net Sales	$–	$7,295	$429	$–	$7,724
Cost of sales	–	5,228	317	–	5,545

Gross Profit	–	2,067	112	–	2,179
Operating expenses:
Selling, general and administrative	80	1,468	88	–	1,636
Depreciation and amortization	12	330	2	–	344

Total operating expenses	92	1,798	90	–	1,980

Operating Income (Loss)	(92)	269	22	–	199
Interest expense	722	325	1	(409)	639
Interest (income)	(326)	(3)	(80)	409	–
Net loss of equity affiliates	30	–	–	(30)	–

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(518)	(53)	101	30	(440)
Provision (benefit) for income taxes	32	10	37	–	79

Income (Loss) from Continuing Operations	(550)	(63)	64	30	(519)
Loss from discontinued operations, net of tax	7	(32)	1	–	(24)

Net Income (Loss)	$(543)	$(95)	$65	$30	$(543)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC

CONDENSED CONSOLIDATING INCOME STATEMENTS(Continued)

	Fiscal Year Ended January 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net Sales	$–	$6,628	$387	$–	$7,015
Cost of sales	–	4,759	287	–	5,046

Gross Profit	–	1,869	100	–	1,969
Operating expenses:
Selling, general and administrative	81	1,381	75	–	1,537
Depreciation and amortization	16	339	3	–	358
Restructuring	–	8	–	–	8

Total operating expenses	97	1,728	78	–	1,903

Operating Income (Loss)	(97)	141	22	–	66
Interest expense	701	333	–	(411)	623
Interest (income)	(333)	(4)	(74)	411	–
Other (income) expense, net	(1)	–	–	–	(1)
Net loss of equity affiliates	178	–	–	(178)	–

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(642)	(188)	96	178	(556)
Provision (benefit) for income taxes	(17)	6	39	–	28

Income (Loss) from Continuing Operations	(625)	(194)	57	178	(584)
Loss from discontinued operations, net of tax	6	(41)	–	–	(35)

Net Income (Loss)	$(619)	$(235)	$57	$178	$(619)

	Fiscal Year Ended January 31, 2010
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net Sales	$–	$6,606	$341	$–	$6,947
Cost of sales	–	4,793	256	–	5,049

Gross Profit	–	1,813	85	–	1,898
Operating expenses:
Selling, general and administrative	83	1,389	68	–	1,540
Depreciation and amortization	22	351	3	–	376
Restructuring	1	21	(1)	–	21
Goodwill impairment	–	201	23	–	224

Total operating expenses	106	1,962	93	–	2,161

Operating Income (Loss)	(106)	(149)	(8)	–	(263)
Interest expense	679	340	–	(417)	602
Interest (income)	(339)	(12)	(66)	417	–
Other (income) expense, net	(206)	7	(9)	–	(208)
Net loss of equity affiliates	348	–	–	(348)	–

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(588)	(484)	67	348	(657)
Provision (benefit) for income taxes	(70)	(138)	20	–	(188)

Income (Loss) from Continuing Operations	(518)	(346)	47	348	(469)
Loss from discontinued operations, net of tax	4	(48)	(1)	–	(45)

Net Income (Loss)	$(514)	$(394)	$46	$348	$(514)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC

CONDENSED CONSOLIDATING BALANCE SHEETS

	January 29, 2012
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$49	$12	$50	$–	$111
Receivables, net	4	922	97	(21)	1,002
Inventories	–	1,027	81	–	1,108
Deferred tax asset	–	89	2	(33)	58
Other current assets	8	34	5	–	47

Total current assets	61	2,084	235	(54)	2,326

Property and equipment, net	61	331	6	–	398
Goodwill	–	3,143	8	–	3,151
Intangible assets, net	–	731	4	–	735
Deferred tax asset	158	–	6	(164)	–
Investment in subsidiaries	3,456	–	–	(3,456)	–
Intercompany notes receivable	2,774	641	–	(3,415)	–
Other assets	122	6	261	(261)	128

Total assets	$6,632	$6,936	$520	$(7,350)	$6,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21	$648	$45	$–	$714
Accrued compensation and benefits	42	93	5	–	140
Current installments of long-term debt	82	–	–	–	82
Deferred tax liabilities	33	–	–	(33)	–
Other current liabilities	284	104	11	(21)	378

Total current liabilities	462	845	61	(54)	1,314

Long-term debt, excluding current installments	5,641	–	–	(261)	5,380
Deferred tax liabilities	–	275	–	(164)	111
Intercompany notes payable	641	2,774	–	(3,415)	–
Other liabilities	316	37	8	–	361

Total liabilities	7,060	3,931	69	(3,894)	7,166

Stockholders’ equity	(428)	3,005	451	(3,456)	(428)

Total liabilities and stockholders’ equity	$6,632	$6,936	$520	$(7,350)	$6,738

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

	January 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$249	$8	$35	$–	$292
Receivables, net	2	830	75	–	907
Inventories	–	958	77	–	1,035
Deferred tax asset	40	62	4	(4)	102
Intercompany receivable	–	3	–	(3)	–
Other current assets	9	35	1	–	45

Total current assets	300	1,896	192	(7)	2,381

Property and equipment, net	62	322	6	–	390
Goodwill	–	3,132	18	–	3,150
Intangible assets, net	–	988	4	–	992
Deferred tax asset	117	–	–	(117)	–
Investment in subsidiaries	2,752	–	–	(2,752)	–
Intercompany notes receivable	3,054	304	–	(3,358)	–
Other assets	172	4	203	(203)	176

Total assets	$6,457	$6,646	$423	$(6,437)	$7,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20	$730	$55	$–	$805
Accrued compensation and benefits	32	80	6	–	118
Current installments of long-term debt	10	–	–	–	10
Intercompany payables	–	–	3	(3)	–
Other current liabilities	157	104	11	–	272

Total current liabilities	219	914	75	(3)	1,205

Long-term debt, excluding current installments	5,423	–	–	(184)	5,239
Deferred tax liabilities	–	222	–	(121)	101
Intercompany notes payable	304	3,054	–	(3,358)	–
Other liabilities	415	45	7	(19)	448

Total liabilities	6,361	4,235	82	(3,685)	6,993

Stockholders’ equity	96	2,411	341	(2,752)	96

Total liabilities and stockholders’ equity	$6,457	$6,646	$423	$(6,437)	$7,089

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Fiscal Year Ended January 29, 2012
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net cash flows from operating activities	$(629)	$458	$6	$–	$(165)
Cash flows from investing activities
Capital expenditures	(15)	(98)	(2)	–	(115)
Proceeds from sales of property and equipment	–	4	–	–	4
Payments for businesses acquired	–	(21)	–	–	(21)
Proceeds from sale of a business	117	–	11	–	128
Purchase of investments	(21)	(2)	–	–	(23)
Proceeds from sale of investments	21	–	–	–	21
Proceeds from (payments of) intercompany notes	–	(337)	–	337	–

Net cash flows from investing activities	102	(454)	9	337	(6)

Cash flows from financing activities
Borrowings (repayments) of intercompany notes	337	–	–	(337)	–
Repayments of long-term debt	(10)	–	–	–	(10)
Borrowings on long-term revolver	1,053	–	–	–	1,053
Repayments of long-term revolver	(1,053)	–	–	–	(1,053)

Net cash flows from financing activities	327	–	–	(337)	(10)

Effect of exchange rates on cash	–	–	–	–	–

Net increase (decrease) in cash & cash equivalents	$(200)	$4	$15	$–	$(181)
Cash and cash equivalents at beginning of period	249	8	35	–	292

Cash and cash equivalents at end of period	$49	$12	$50	$–	$111

	Fiscal Year Ended January 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net cash flows from operating activities	$452	$83	$16	$–	$551
Cash flows from investing activities
Capital expenditures	(6)	(41)	(2)	–	(49)
Proceeds from sales of property and equipment	–	4	–	–	4
Proceeds from (payments of) intercompany notes	–	(46)	–	46	–
Return of investment	33	–	–	(33)	–

Net cash flows from investing activities	27	(83)	(2)	13	(45)

Cash flows from financing activities
Equity contribution (return of capital)	1	–	(33)	33	1
Borrowings (repayments) of intercompany notes	46	–	–	(46)	–
Repayments of long-term debt	(40)	–	–	–	(40)
Borrowings on long-term revolver	178	–	–	–	178
Repayments of long-term revolver	(860)	–	–	–	(860)
Debt modification and issuance costs	(34)	–	–	–	(34)

Net cash flows from financing activities	(709)	–	(33)	(13)	(755)

Effect of exchange rates on cash	–	–	2	–	2

Net increase (decrease) in cash & cash equivalents	$(230)	$–	$(17)	$–	$(247)
Cash and cash equivalents at beginning of period	479	8	52	–	539

Cash and cash equivalents at end of period	$249	$8	$35	$–	$292

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS (Continued)

	Fiscal Year Ended January 31, 2010
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net cash flows from operating activities	$51	$16	$13	$(11)	$69
Cash flows from investing activities
Capital expenditures	(9)	(48)	(1)	–	(58)
Proceeds from sales of property and equipment	1	7	–	–	8
Refunds (payments) for businesses acquired, net of cash acquired	22	(16)	(3)	3	6
Proceeds from sale of a business	6	–	–	(3)	3
(Payments for) proceeds from debt & other investments	–	5	(67)	62	–
Investments in equity affiliates	(62)	–	–	62	–
Proceeds from (payments of) intercompany notes	12	39	–	(51)	–

Net cash flows from investing activities	(30)	(13)	(71)	73	(41)

Cash flows from financing activities
Equity contribution	–	–	51	(51)	–
Borrowings (repayments) of intercompany notes	(39)	(12)	–	51	–
Repayments of long-term debt	(10)	–	–	(62)	(72)
Borrowings on long-term revolver	5	–	–	–	5
Repayments of long-term revolver	(196)	–	–	–	(196)

Net cash flows from financing activities	(240)	(12)	51	(62)	(263)

Effect of exchange rates on cash	–	–	3	–	3

Net increase (decrease) in cash & cash equivalents	(219)	(9)	(4)	–	(232)
Cash and cash equivalents at beginning of period	698	17	56	–	771

Cash and cash equivalents at end of period	$479	$8	$52	$–	$539

NOTE 17 —QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly consolidated results of operations for the fiscal years ended January 29, 2012 and January 30, 2011 (amounts in millions):

	Net Sales	Gross Profit	Net Income (Loss)
Fiscal Year Ended January 29, 2012:
First Quarter	$1,778	$501	$(164)
Second Quarter	2,045	573	(101)
Third Quarter	2,075	580	(105)
Fourth Quarter	1,826	525	(173)

Fiscal Year 2011	$7,724	$2,179	$(543)

Fiscal Year Ended January 30, 2011:
First Quarter	$1,697	$475	$(202)
Second Quarter	1,854	517	(115)
Third Quarter	1,874	522	(99)
Fourth Quarter	1,590	455	(203)

Fiscal Year 2010	$7,015	$1,969	$(619)

The following is a summary of the changes to the previously reported quarterly financial data in order to conform presentation to reflect discontinued operations (amounts in millions):

	Net Sales	Gross Profit	Net Income (Loss)
Fiscal Year Ended January 29, 2012:
First Quarter	$(110)	$(26)	$–
Second Quarter	(112)	(28)	–
Third Quarter	–	–	–
Fourth Quarter	–	–	–

Fiscal Year 2011	$(222)	$(54)	$–

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED	HD SUPPLY, INC.

	Net Sales	Gross Profit	Net Income (Loss)
Fiscal Year Ended January 30, 2011:
First Quarter	$ (114)	$ (27)	$ –
Second Quarter	(120)	(30)	–
Third Quarter	(119)	(26)	–
Fourth Quarter	(109)	(25)	–

Fiscal Year 2010	$ (462)	$ (108)	$ –

NOTE 18 — SUBSEQUENT EVENTS

On March 8, 2012, the Company entered into a definitive agreement to sell all of the issued and outstanding equity interests in its Industrial Pipes, Valves and Fittings business to Shale-Inland Holdings LLC for approximately $469 million. The transaction is expected to close in March 2012 upon the satisfaction of customary closing conditions, including certain financing conditions and obtaining requisite government approvals.

HD SUPPLY, INC.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 29, 2012.

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of the management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of January 29, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation under the framework in Internal Control – Integrated Framework, the management of the Company concluded that its internal control over financial reporting was effective as of January 29, 2012.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm due to an exemption established by rules of the SEC for non-accelerated filers. Our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting as of January 29, 2012 in accordance with the provisions of the Sarbanes-Oxley Act of 2002. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act of 2002, additional control deficiencies may have been identified by our independent registered public accounting firm and those control deficiencies could have also represented one or more material weaknesses.

HD SUPPLY, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the executive officers and directors of HD Supply. The respective age of each individual in the table below is as of March 23, 2012.

Name	Age	Position
Joseph J. DeAngelo	50	Chief Executive Officer, Director of Holding and HD Supply
Ronald J. Domanico	53	Senior Vice President and Chief Financial Officer
Ricardo Nunez	47	Senior Vice President, General Counsel and Corporate Secretary
Vidya Chauhan	54	Senior Vice President, Strategic Business Development
Michele M. Markham	49	Senior Vice President and Chief Information Officer
Margaret Newman	43	Senior Vice President, Human Resources, Marketing & Communications
Joseph Izganics	50	Senior Vice President, HD Supply
Jerry Webb	54	President, HD Supply Waterworks
Anesa Chaibi	45	President, HD Supply Facilities Maintenance
John Stegeman	51	Executive President, HD Supply and President, HD Supply White Cap
Rick J. McClure	53	President, HD Supply Utilities
Michael L. Stanwood	59	President, HD Supply IPVF
Steven Margolius	53	Chief Operating Officer, HD Supply Utilities/Electrical and HD Supply Chief Commercial Officer
Richard Fiechter	61	President, HD Supply Repair & Remodel
Gary Landress	60	President, Crown Bolt
Vasken Altounian	52	President, HD Supply Canada
James G. Berges	64	Chairman of the Board of Directors of Holding and HD Supply
Brian Bernasek	39	Director of Holding and HD Supply
Paul B. Edgerley	56	Director of Holding and HD Supply
Allan M. Holt	60	Director of Holding and HD Supply
Mitchell Jacobson	61	Director of Holding and HD Supply
Lew Klessel	44	Director of Holding and HD Supply
Gregory Ledford	54	Director of Holding and HD Supply
Nathan K. Sleeper	38	Director of Holding and HD Supply
Stephen M. Zide	52	Director of Holding and HD Supply

Joseph J. DeAngelo has been Chief Executive Officer since January 2005 and has been a director of Holding and HD Supply since August 30, 2007. Mr. DeAngelo served as Executive Vice President and Chief Operating Officer of Home Depot from January 2007 through August 30, 2007. From August 2005 to December 2006, he served as Senior Vice President — HD Supply. From January 2005 to August 2005, Mr. DeAngelo served as Senior Vice President — Home Depot Supply, Pro Business and Tool Rental and from April 2004 through January 2005, he served as Senior Vice President — Pro Business and Tool Rental. Mr. DeAngelo previously served as Executive Vice President of The Stanley Works, a tool manufacturing company, from March 2003 through April 2004. From 1986 until April 2003, Mr. DeAngelo held various positions with General Electric Company. His final position with GE was as President and Chief Executive Officer of GE TIP/Modular Space, a division of GE Capital. Mr. DeAngelo holds a bachelor’s degree in Accounting and Economics from the State University of New York at Albany.

Ronald J. Domanico has been Senior Vice President and Chief Financial Officer since April 2010, joining HD Supply from Caraustar Industries, Inc., a leading manufacturer of recycled paperboard and converter of paperboard products, where he served as vice president and chief financial officer beginning October 2002. Caraustar and certain of its subsidiaries filed voluntary petitions on May 31, 2009 in the United States Bankruptcy Court for the Northern District of Georgia seeking relief under the provisions of chapter 11 of the U.S. Bankruptcy Code, and successfully emerged from bankruptcy in August 2009. Prior to joining Caraustar, Mr. Domanico was executive vice president and chief financial officer at AHL Services, Inc. From 1981 to 2000, he worked at Kraft Foods and Nabisco in progressively senior roles of increasing responsibility in financial management, operations,

ITEM10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, CONTINUED	HD SUPPLY, INC.

planning and business development. Mr. Domanico’s last eleven years at Kraft and Nabisco, including seven years living abroad, were in chief financial officer positions. When he left the company, he was senior vice president and Chief Financial Officer for Nabisco International and Chief Executive Officer for Nabisco Asia. Mr. Domanico was named to the Caraustar board of directors in May 2006 and served until his departure in 2009. He is also a board member of the Georgia Council on Economic Education, The Coles College of Business at Kennesaw State University, the Georgia Amateur Wrestling Association and the Fellowship of Christian Athletes – Wrestling and also serves on the advisory board of the CFO Roundtable. Mr. Domanico holds an M.B.A. with a concentration in Finance from the University of Illinois in Urbana-Champaign.

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

Joseph Izganics has served as Senior Vice President, HD Supply since April 2010 leading the Creative Touch Interiors, Crown Bolt, HD Supply Repair & Remodel, and HD Supply Canada businesses. Prior to joining HD Supply, Mr. Izganics served as a division president for The Home Depot, where he was responsible for 800 stores across the Eastern United States. He joined The Home Depot in 1989 as an Assistant Manager in training and worked his way up through various leadership positions to Division President. With more than nineteen years of experience, he has served as Store Manager, District Manager, Regional Vice President and Division President for The Home Depot. From 2005 to 2007, he served as Senior Vice President of Pro Business and Tool Rental of Home

ITEM10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, CONTINUED	HD SUPPLY, INC.

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

John Stegeman joined HD Supply in April 2010 as Executive President. Effective September 2010, Mr. Stegeman was also appointed to serve as President, HD Supply White Cap, in addition to continuing his role of providing strategic input to HD Supply Waterworks, HD Supply Electrical, and HD Supply Plumbing/HVAC in his Executive President role. Prior to joining HD Supply, Mr. Stegeman was most recently president and CEO of Ferguson Enterprises, headquartered in Newport News, Virginia from 2005 to 2009. He began his career with Ferguson in 1985 as a management trainee and advanced through the company holding various management positions in three of Ferguson’s five business groups: Waterworks, Plumbing, and Heating and Air Conditioning. Mr. Stegeman made a major impact on the Waterworks business group, where he was senior vice president before being named Chief Operating Officer of Ferguson in May 2005. Mr. Stegeman received a bachelor’s degree from Virginia Tech and has attended advanced management programs at Wharton School of Business, IMD, Duke’s Fuqua School of Business, University of Virginia Darden School of Business and Columbia University.

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

Steven Margolius has served as Chief Operating Officer, HD Supply Utilities/Electric and HD Supply Chief Commercial Officer since April 2011. Mr. Margolius served as Executive Vice President and Chief Operating Officer of United Sporting Companies from April 2010 until March 2011. Mr. Margolius served as President, HD Supply Electrical from April 2006 to March 2010 and as President, HD Supply Plumbing/HVAC from July 2009 to March 2010. Prior to joining the Company, Mr. Margolius served for five years as Vice President of Finance and Support Services for Arrow Electronics, North American Components Division. In addition to his financial role at Arrow, he led the Logistics organization and served as the leader for the Global Lean Sigma initiative. Mr. Margolius spent 15 years with General Electric Company, most recently serving as the General Manager for Pricing at GE Appliances. While with GE, he held multiple financial leadership roles in the areas of Global

ITEM10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, CONTINUED	HD SUPPLY, INC.

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

Raymond “Gary” Landress has served as the President of Crown Bolt since July 5, 2011. Prior to joining Crown Bolt, from 1998 to 2011, Mr. Landress served as the Senior Vice President at Fu Hsing Americas, a Taiwanese door lock manufacturing company, where he was responsible for the company’s U.S. operations and supporting top-tier customers. From 1992 to 1998 Mr. Landress served as the Senior Vice President and GM at Test Rite and from 1986 to 1992 he served as the Senior Vice President and COO at Titon Industries, where he led Operations, Manufacturing, Supply Chain, Sourcing, Sales, Merchandising, Marketing, and Product/Package Design.

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

James G. Berges has been the Chairman of the Board of Directors of Holding since August 30, 2007 and of HD Supply since November 19, 2009. Mr. Berges has been an operating partner of Clayton, Dubilier & Rice, Inc. since 2005. Mr. Berges was President of Emerson Electric Co. from 1999 and served as director of Emerson Electric Co. since 1997 until his retirement in 2005. Emerson Electric Co. is a global manufacturer of products, systems and services for industrial automation, process control, HVAC, electronics and communications, and appliances and tools. Mr. Berges holds a B.S. in Electrical Engineering from the University of Notre Dame. He is a director of PPG Industries, Inc., NCI Building Systems, Inc., and Atkore International and chairman of the board of Sally Beauty Holdings, Inc. and Hussman International, Inc. He also served as director of MKS Instruments, Inc. from February 2002 to May 2007 and Diversey, Inc. from 2009 to 2010.

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

Paul B. Edgerley became a director of Holding on August 30, 2007 and of HD Supply on November 19, 2009. Mr. Edgerley joined Bain Capital in 1988 and has been a Managing Director since 1990. Paul focuses on investment in the industrial and consumer product sectors. He currently serves on the Board of Directors of The Boston Celtics, Steel Dynamics, Sensata Technologies, MEI Conlux and Hero MotoCorp. Prior to joining Bain Capital, Mr. Edgerley spent five years at Bain & Company where he worked as a Consultant and Manager in the healthcare, information services, retail and automobile industries. Previously, he was a certified public accountant working at Peat Marwick, Mitchell & Company. Mr. Edgerley was awarded an MBA with distinction from Harvard Business School and a BS from Kansas State University.

ITEM10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, CONTINUED	HD SUPPLY, INC.

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

Mitchell Jacobson became a director of Holding on October 15, 2007 and of HD Supply on November 19, 2009. Mr. Jacobson has served as Chairman of the Board of Directors of MSC Industrial Direct Co., Inc. (“MSC”) since January 1998. Mr. Jacobson also served as President of MSC from December 1995 until November 2003 and as Chief Executive Officer from December 1995 until November 2005. Mr. Jacobson served as President and Chief Executive Officer of Sid Tool Co., Inc., a wholly-owned subsidiary of MSC, from June 1982 to November 2003, continuing as Chief Executive Officer until November 2005. Mr. Jacobson currently serves on the Board of Directors of Wolfgang Puck Worldwide. In addition, he serves on the Board of Trustees for New York University and the Board of Trustees for New York University School of Law, and is the Chair of the New York University School of Law Foundation Investment Committee. He serves as a Trustee for New York Presbyterian Hospital, as the Chair for New York Presbyterian Hospital Hedge Fund Sub-Committee, and as the Vice Chair of the Committee on Patient Centered Care and Service Quality. Further, he is a director of the Sid Jacobson Jewish Community Center. Mr. Jacobson is a graduate of Brandeis University and the New York University School of Law.

Lew Klessel became a director of Holding on October 15, 2007 and of HD Supply on November 19, 2009. Mr. Klessel is a Managing Director at Bain Capital where he has worked since 2005. Prior to joining Bain Capital, Mr. Klessel held a variety of operating and strategy leadership positions from 1997 to 2005 at Home Depot, most recently as President of HD Supply Facilities Maintenance. He has also been a strategy consultant with McKinsey & Company and a Certified Public Accountant with Ernst & Young. Mr. Klessel received an M.B.A. from Harvard Business School and a B.S. from the Wharton School at the University of Pennsylvania. He also serves as a director for Michaels Stores and Guitar Center.

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

Nathan K. Sleeper became a director of Holding and HD Supply on April 14, 2010. Mr. Sleeper is a partner of Clayton, Dubilier & Rice, Inc. and has significant financial and investment experience from his involvement in its investment in numerous portfolio companies and has played active roles in overseeing those businesses. Prior to joining Clayton, Dubilier & Rice, Inc. in 2000, he worked in the investment banking division of Goldman, Sachs & Co. and at investment firm Tiger Management Corp. Mr. Sleeper has also served as a director of Hussman International, Inc. since September 2011, Atkore International Group, Inc. since December 2010, NCI Building Systems since October 2009, U.S. Foodservice, Inc. since July 2007, and Culligan Ltd. since October 2004. Mr. Sleeper holds a B.A. from Williams College and an M.B.A. from Harvard Business School.

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

ITEM10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, CONTINUED	HD SUPPLY, INC.

the University of Rochester. He serves as a director of Sensata Technologies B.V. and Innophos Holdings, Inc. Mr. Zide served as a director of Broder Bros., Co. from July 2003 until he resigned in May 2009.

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

As a result of the Transactions, Holding entered into a Stockholders’ Agreement with its stockholders which provides that the Equity Sponsors are entitled to elect (or cause to be elected) nine out of ten of Holding’s directors, which includes three designees of each Equity Sponsor. The tenth director is our Chief Executive Officer. One of the directors designated by the Equity Sponsor associated with Clayton, Dubilier & Rice, Inc. serves as the chairman. Pursuant to an agreement between Clayton, Dubilier & Rice Fund VII, L.P. and Mitchell Jacobson, the fund appointed Mr. Jacobson to serve as a director of Holding for so long as Mr. Jacobson and his immediate family continue to hold certain minimum investments in Holding and certain other conditions are met. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” As discussed above, the composition of the Board of Directors of Holding mirrors that of HD Supply. There were no material changes in 2011 to the procedures by which security holders may recommend nominees to our Boards of Directors.

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

ITEM10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, CONTINUED	HD SUPPLY, INC.

boards. All of the directors appointed by the Equity Sponsors serve on the boards of other public companies (companies with public equity and/or public debt), including numerous portfolio companies.

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

HD SUPPLY, INC.

ITEM 11. EXECUTIVE COMPENSATION

Overview

The following Compensation Discussion and Analysis provides information regarding the material elements of our fiscal 2011 compensation program for our “named executive officers,” also referred to as the “NEOs.” The NEOs for fiscal 2011 are HD Supply’s principal executive officer, principal financial officer, and the three most highly compensated executive officers for fiscal 2011 other than the principal executive and financial officers. The Compensation Committees of Holding’s and HD Supply’s Boards (collectively, the “Committee”), pursuant to their charters, are responsible for establishing, implementing and reviewing on an annual basis both our compensation programs and actual compensation paid to our NEOs, except for our Chief Executive Officer, with respect to whom the Committee’s decisions are subject to the review and final approval of Holding’s Board.

Executive Summary

As a result of improving market conditions, the Company’s execution of key initiatives, and cost saving strategies, the overall financial performance for fiscal 2011 was above expectations. The strong fiscal 2011 performance of the Company resulted in the following compensation decisions:

—

All of our NEOs earned a cash award under the annual cash incentive program, the Management Incentive Plan. As a result of our performance exceeding expectations, the awards earned ranged from 132% to 150% of target.

—

Key leaders, including the NEOs, were awarded a stock option grant in April 2011. The options are intended to ensure that our current leadership team is retained and remains focused on the execution of key initiatives, and vest in their entirety on the third anniversary of the grant date.

—

Steven Margolius was rehired by HD Supply in April 2011. Mr. Margolius was previously employed by us as President, Electrical from April 2006 to March 2010. In connection with his rehiring, his compensation in 2011 included a signing bonus and a stock option grant.

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

Philosophy and Objectives

Our company is built on the philosophy of “One Team, Driving Customer Success and Value Creation,” a philosophy we believe is best embodied by our SPIRIT values:

Service:	Help our customers succeed by delivering exceptional service and the best total value experience

Performance:	Exceed our commitments everyday to our team, customers, sponsors and communities

Integrity:	Treat team members the way you would like you and your family to be treated

Respect:	Always do the right thing and always take the high road

Innovation:	Seek new ways to build a reliable, effective and efficient chain of execution for our customers

Teamwork:	Win together by creating an environment where every individual puts the team first

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

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

Compensation Consultants and Use of Comparator Data

For the last three fiscal years, the Company has engaged Pearl Meyer & Partners to provide input with respect to our executive compensation programs including a market review of the competitiveness of total compensation of our executives and a review of our equity program. A representative from Pearl Meyer & Partners attends our Committee meetings.

In general, neither the Company nor the Committee has conclusively relied on any of the data or advice received from the consulting firm as to the amount of any particular item of compensation. The consultant provides input which the Company and Committee take into consideration, as the case may be, on the particular element of compensation under consideration.

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

Our unique portfolio model makes finding direct comparators challenging. We seek comparators that share a similar industrial distribution model or are a direct competitor to a specific line of business within our portfolio.

Companies are therefore included in the comparator group because they (1) operate in the same business as the Company or one of our portfolio companies (industrial distribution of building supplies), (2) operate in a similar business (distribution of any product), or (3) operate in a similar business model (business to business). The comparator group was developed by management and the Committee, with input from our compensation consultant, and has been used to provide input into both the value of total compensation for executives as well as the relative value of each component of compensation. We do not rely on percentile rankings of compensation within the comparator group to determine specific compensation amounts for the NEOs; rather, the comparator group is used to identify programs and levels of pay, which management and the Committee consider when evaluating our own programs and value of those programs.

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

In fiscal 2011, we used the following comparator group:

Reason included in the comparator group
Name of company	Same business	Similar business	Similar business model
Arrow Electronics Inc.		X
Coca-Cola Enterprises			X
Conagra Foods		X
Danaher, Corp			X
Fastenal Co.		X
Genuine Parts			X
Interline Brands Inc.	X
MSC Industrial Direct		X
Masco Corp	X
Office Depot		X
Owens & Minor		X
Pepsi Bottling Group			X
Staples, Inc.			X
Watsco, Inc.			X
WESCO International, Inc.	X
W.W. Grainger, Inc.	X

The comparator group is reviewed and updated each year as appropriate. No changes were made to the fiscal 2011 comparator group as compared to fiscal 2010.

Employment of Chief Operating Officer Utilities/Electrical & Chief Commercial Officer

During fiscal 2011, we rehired one senior executive officer. Steven Margolius was rehired in April 2011 as Chief Operations Officer, Utilities/Electrical and Chief Commercial Officer. Mr. Margolius was previously employed by HD Supply in the role of President, Electrical from April 2006 to March 2010.

Effective April 4, 2011, we entered into a letter agreement with Mr. Margolius which provides for (1) a base salary of $385,000 per year, (2) an annual target bonus of 60% (which is the same target bonus percent in effect when he left the Company), (3) a signing bonus in the amount of $75,000 (subject to a prorated clawback provision should Mr. Margolius voluntarily resign prior to April 4, 2013), and (4) the right to participate in other employee or fringe benefit programs for senior executives, including the Stock Plan. Mr. Margolius received a stock option grant on April 11, 2011 as outlined in his offer of employment. The option grant consisted of 226,417 options having a strike price of $4.15 and a grant date fair value of $464,155 and 339,625 options having a strike price of $10.00 and a grant date fair value of $410,946. These options vest in five equal annual installments on each of the first through fifth anniversaries of the grant date. The number of stock options outlined in Mr. Margolius’s letter agreement is consistent with the number of stock options Mr. Margolius forfeited when he left the Company in March 2010. The agreement also contains non-competition and non-solicitation provisions.

Components of Compensation

The Company believes that the compensation programs it maintains are important in achieving the compensation goals described above. For fiscal 2011, the principal components of compensation for the named executive officers were:

—	base salary;

—	annual cash incentives;

—	equity incentive compensation; and

—	benefits and perquisites.

We also provided a signing bonus and an equity grant to Mr. Margolius who was rehired in fiscal 2011. Each of our NEOs is party to an employment offer letter from us which contains certain employment and severance arrangements. These severance arrangements are discussed more fully below under “Potential Payments upon Termination or Change in Control.”

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

The design of each component of compensation fits into the overall executive pay program and supports the philosophy and objectives previously discussed in the following manner:

Pay component	Objective of pay component	Key measures

• Base salary	• Provides competitive pay while managing fixed costs	• Individual performance and contribution • Scope of responsibilities • Experience

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

In fiscal 2011, Mr. DeAngelo declined to be considered for a pay increase and Mr. Margolius returned to the Company after annual pay increases had been implemented.

Increases were recommended and approved by the Committee for Mr. Izganics, Mr. Domanico, and Ms. Chaibi. Mr. Izganics received an increase of 20% in fiscal 2011. Thirteen percent of this increase was based on his offer

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

letter agreement of March 2010 and 7% of the increase was to make his base pay more competitive relative to the fiscal 2011 market. Mr. Domanico received a 4% increase, which was in line with the market. Ms. Chaibi received an 11.2% increase based on both merit and market considerations.

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

MIP target payouts to our NEOs are expressed as a percentage of base salary. Annually, these percentage targets are reviewed against comparator data and adjusted, if necessary, based on the Committee’s estimation of what level of targeted payouts is necessary to retain and motivate our executives. In fiscal 2011, management recommended and the Committee approved no changes to the percentage of base pay targets for Ms. Chaibi and Messrs. DeAngelo, Domanico, and Izganics. The percentage of base pay target for Mr. Margolius was set in the terms of his employment letter and is consistent with his percentage of base pay target when he left the Company in March 2010.

For fiscal 2011, MIP performance targets were based on MIP-adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”). For purposes of the MIP, management fees and related expenses paid to the Equity Sponsors and stock-based compensation costs for stock options are excluded from MIP-adjusted EBITDA, both as to the targets and as to MIP-adjusted EBITDA as ultimately determined. In addition, in accordance with the MIP, from time to time throughout the year, the MIP Committee may request that the Committee exclude from the MIP-adjusted EBITDA calculation certain non-recurring items, certain items which are beyond the control of management or certain items which may adversely affect current results but contribute to long-term profitability improvement.

In addition, a working capital charge is added to or subtracted from MIP-adjusted EBITDA to maintain the focus on working capital control. The working capital charge is defined as the difference between the planned and actual rolling twelve months cash gap days converted to dollars and multiplied by one percent (an implied 12% annual rate that approximates our weighted average cost of capital).

For fiscal year 2011, we viewed adjusted EBITDA as the key operating metric that would drive business profitability and the working capital charge as a key metric that would ensure efficient use of working capital. The MIP provides a threshold level (at which 25% of the target percentage of base salary is earned), a target (or “plan”) level (at which 100% of the target percentage of base salary is earned), and a maximum level for superior results (at which 200% of the target percentage of base salary may be earned for associates assigned to one of our specific business units and 150% for associates assigned to our Global Support Center).

	MIP-Adjusted EBITDA
	Performance Required	Payout % Earned
Threshold	Achieve 90% of Plan	25%
Plan	Achieve 100% of Plan	100%
Maximum	Achieve 110% of Plan	150% or 200%

Payout = Salary x Target % of Salary x Payout % Earned

For fiscal 2011, the MIP goal for the Company as a whole was a MIP-adjusted EBITDA of $512 million (which includes our Plumbing/HVAC business through its sale in September 2011). The Committee, in approving these

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

plan goals in March 2011, viewed these levels as appropriate in order to keep the primary focus on adjusted EBITDA.

We exceeded our goal for fiscal 2011. Our MIP-adjusted EBITDA was $566 million (which includes the results of our Plumbing/HVAC business through its sale in September 2011). As a result, each of our NEOs earned an incentive award. As President of Facilities Maintenance, Ms. Chaibi’s MIP payout is based on a combination of the performance of Facilities Maintenance and her individual performance. For 2011, Facilities Maintenance’s financial goal was a MIP-adjusted EBITDA of $303 million. Facilities Maintenance exceeded its goal with a MIP-adjusted EBITDA of $322 million.

Fiscal 2011 performance resulted in the following payments being made to our NEOs under the MIP:

	Target % (expressed as a % of base salary)	MIP-Adjusted EBITDA payout % earned	Aggregate MIP payment
Joseph J. DeAngelo	125%	150.0%	$1,640,625
Ronald J. Domanico	75%	150.0%	$614,250
Anesa Chaibi	60%	131.6%	$414,927
Steven Margolius	60%	150.0%	$259,875
Joseph Izganics	60%	150.0%	$405,000

Mr. Margolius’s MIP award was prorated based upon his rehire date with the Company.

2012 MIP Award

In 2012, we expect no changes to MIP as MIP-adjusted EBITDA will continue to be the sole performance measure to ensure singular focus on the metric that drives company value most directly.

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

While the Committee does not intend to make routine annual grants to any of our NEOs or other associates, the Committee may, from time to time, determine that an additional grant to one or more of our NEOs or other associates is appropriate in order to retain or reward key talent. In addition, the Committee will consider making grants in the case of new hires or promotions.

2011 Option Grants

To ensure that our current leadership team is retained and remains focused on the execution of key initiatives, the Committee awarded key leaders with an equity grant on April 11, 2011. The Committee and Management worked together to determine an appropriate allocation strategy for the stock option pool available for grant to all key leaders that was based on EBITDA performance, overall contribution to the Company, and positioning of total compensation relative to the market. The stock options were awarded with a strike price of $4.15 and vest in

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

their entirety on the third anniversary of the grant date. The strike price of the options was based on an independent valuation of the Company’s stock price at the time of grant and approved by the Board. The decision to have the options vest in their entirety after a three year period was intended to enhance the retentive nature of the award. All of our NEOs received stock options. Additional information regarding the Stock Plan and the 2011 option grant can be found in the information accompanying the Summary Compensation Table and related tables below.

In 2011, in connection with his rehiring, we awarded Mr. Margolius stock options in an amount equal to the options he forfeited when he left the Company in March 2010, as previously described in the Employment of Chief Operating Officer, Utilities/Electrical & Chief Commercial Officer section.

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

Other benefits provided to our NEOs include company cars, executive physicals and reimbursement for financial services. The value of providing company cars and reimbursement for financial services is taxable and is grossed up to avoid reducing the value of the benefits.

Tax and accounting considerations

While the accounting and tax treatment of compensation generally has not been a consideration in determining the amounts of compensation for our executive officers, the Committee and management have taken into account the accounting and tax impact of various program designs to balance the potential cost to the Company with the value to the executive.

The expenses associated with executive compensation issued to our executive officers and other key associates are reflected in our financial statements. We account for stock-based programs in accordance with the requirements of ASC 718, Compensation-Stock Compensation, which requires companies to recognize in the income statement the grant date value of equity-based compensation issued to associates over the vesting period of such awards.

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

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

The Compensation Committee:

Brian Bernasek

Nathan K. Sleeper

Stephen M. Zide

Executive compensation

Summary Compensation Table for Fiscal 2011

The following table sets forth the compensation of our Chief Executive Officer, Chief Financial Officer, and the three other most highly compensated executive officers.

Name and Principal Position	Fiscal Year	Salary $	Bonus $(1)	Option Awards $(2)	Non-Equity Incentive Plan Compensation $(3)	All Other Compensation $(4)	Total $

Joseph J. DeAngelo	2011	875,000	–	2,267,282	1,640,625	47,170	4,830,077
Chief Executive	2010	875,000	–	1,327,625	1,435,054	73,937	3,711,616
Officer	2009	875,000	–	–	–	22,590	897,590

Ronald J. Domanico (5)	2011	541,200	–	944,699	614,250	40,594	2,140,743
Senior Vice President and	2010	403,800	300,000	1,268,800	516,619	29,196	2,518,415
Chief Financial Officer

Anesa Chaibi	2011	509,100	–	1,889,401	414,927	43,546	2,856,974
President, Facilities	2010	439,100	–	287,653	307,314	43,014	1,077,081
Maintenance	2009	414,600	25,000	–	231,000	37,208	707,808

Steven Margolius (6)	2011	311,000	75,000	1,158,512	259,875	31,110	1,835,497
Chief Operating Officer,	2010	65,100	–	243,398	–	5,325	313,823
Utilities/ Electrical and	2009	341,300	–	–	42,600	31,150	415,050
Chief Commercial Officer

Joseph Izganics (7)	2011	432,700	–	755,761	405,000	40,075	1,633,536
Senior Vice President,	2010	307,200	100,000	1,030,900	245,911	13,302	1,697,313
Creative Touch Interiors, Crown Bolt, Repair & Remodel, & HDS Canada

(1)	Bonus amount includes: (a) sign-on bonuses of $300,000, $75,000, and $100,000 paid to Mr. Domanico, Mr. Margolius and Mr. Izganics, respectively, as outlined in their offers of employment; (b) a discretionary bonus of $25,000 paid to Ms. Chaibi for fiscal year 2009.

(2)	The fiscal 2011 amounts represent the grant date fair value of the April 2011 stock option grant as described in “Compensation Discussion and Analysis – Components of Compensation – Equity Incentive Compensation”. The fiscal 2011 amount for Mr. Margolius also includes the grant date fair value of the sign-on stock option award granted as outlined in his offer of employment. The fiscal 2010 amounts for Mr. DeAngelo, Ms. Chaibi, and Mr. Margolius result from an Option Exchange Program and represent the incremental fair value of options granted in fiscal 2010 over the fair value of options exchanged and canceled (Mr. Margolius’s options were subsequently forfeited and cancelled when he left the Company in March 2010). The fiscal 2010 amounts for Mr. Domanico and Mr. Izganics represent the aggregate grant date fair value of option awards granted as outlined in their offers of employment. No option awards were granted in fiscal 2009. Information about the assumptions used to value these awards can be found in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 10, Stock-based Compensation and Employee Benefit Plans” in this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

(3)	Non-equity incentive plan compensation reflects amounts paid under the MIP for all NEOs for the applicable year. See “Compensation Discussion and Analysis—Components of Compensation—Annual Cash Incentives” for a discussion of the incentive compensation plans in fiscal 2011. The fiscal 2011 amount for Mr. Margolius and the fiscal 2010 amount for Mr. Izganics represent prorated awards based upon their hire date with the Company.

(4)	The All Other Compensation column is made up of the following amounts for fiscal 2011:

	All Other Compensation
Name	Tax Gross Up on Perquisites	Use of a Company Car	Supplemental Health and Welfare Benefits	Financial Planning Assistance	Relocation Assistance	Total $

Joseph J. DeAngelo	17,154	12,016	–	18,000	–	47,170
Ronald J. Domanico	16,220	16,374	–	8,000	–	40,594
Anesa Chaibi	16,331	16,215	3,000	8,000	–	43,546
Steven Margolius	3,712	6,472	–	–	20,925	31,109
Joseph Izganics	9,411	13,293	17,372	–	–	40,076

(5)	Mr. Domanico joined the Company effective April 19, 2010.

(6)	Mr. Margolius re-joined the Company effective April 4, 2011. Mr. Margolius was previously employed by HD Supply in the role of President, Electrical from April 2006 to March 2010.

(7)	Mr. Izganics joined the Company effective March 31, 2010.

Grants of Plan-Based Awards for Fiscal Year 2011

The following table provides information concerning awards granted to the NEOs in the last fiscal year under any plan.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Name	Grant Date	Threshold $	Target $	Maximum $
Joseph J. DeAngelo
2011 MIP		273,438	1,093,750	1,640,625	–	–	–
Stock Plan (2)	4/11/2011	–	–	–	1,105,991	4.15	2,267,282
Ronald J. Domanico
2011 MIP		102,375	409,500	614,250	–	–	–
Stock Plan (2)	4/11/2011	–	–	–	460,829	4.15	944,699
Anesa Chaibi
2011 MIP		75,060	300,240	600,480	–	–	–
Stock Plan	4/11/2011	–	–	–	921,659	4.15	1,889,401
Steven Margolius
2011 MIP		57,750	231,000	346,500	–	–	–
Stock Plan (2)	4/11/2011	–	–	–	138,249	4.15	283,410
Stock Plan (3)	4/11/2011	–	–	–	226,417	4.15	464,155
Stock Plan (3)	4/11/2011	–	–	–	339,625	10.00	410,946
Joseph Izganics
2011 MIP		67,500	270,000	405,000	–	–	–
Stock Plan (2)	4/11/2011	–	–	–	368,664	4.15	755,761

(1)	The MIP plan sets the threshold payout at 25% of the target payout and the maximum payout at 150% of the target payout for Messrs. DeAngelo, Domanico, Margolius, and Izganics and at 200% of the target payout for Ms. Chaibi. A discussion of the MIP in fiscal 2011 is included in the Components of Compensation discussion.

(2)	Represents the stock option grant to key leaders. These options vest in their entirety on the third anniversary of the grant date.

(3)	Represents the stock option grant outlined in his offer of employment. These options vest in five equal annual installments on each of the first through fifth anniversaries of the grant date.

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

Narrative disclosure to summary compensation table and grant plan based awards table

Stock Plan

The Stock Plan and an Associate Stock Option Agreement govern each option award and provide, among other things, the vesting provisions of the options and the option term. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. See “Potential Payments upon Termination or Change in Control” for information regarding the cancellation or acceleration of vesting of stock options upon an option holder’s termination of employment or a change in control of the Company.

Employment Agreement

We have entered into an employment offer letter with each of our named executive officers See “Employment of Chief Operating Officer, Utilities/Electrical & Chief Commercial Officer” and “Potential Payments upon Termination or Change in Control” for a summary of the material provisions of these letter agreements.

Outstanding Equity Awards at Fiscal Year-End 2011

The following table sets forth the unexercised and unvested stock options held by named executive officers at fiscal year end. Each equity grant is shown separately for each named executive officer. Options granted on April 11, 2011 vest in their entirety and become exercisable on the third anniversary of the grant date except as noted; all other options vest and become exercisable in equal annual installments on the first five anniversaries of the grant date. No named executive officer holds any stock awards.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price $	Option Grant Date	Option Expiration Date
Joseph J. DeAngelo	370,500	1,482,000	$10.00	2/03/2010	2/3/2020
	247,000	988,000	$4.15	2/03/2010	2/3/2020
	–	1,105,991	$4.15	4/11/2011	4/11/2021
	617,500	3,575,991
Ronald J. Domanico	96,000	384,000	$10.00	6/8/2010	6/8/2020
	64,000	256,000	$4.15	6/8/2010	6/8/2020
	–	460,829	$4.15	4/11/2011	4/11/2021
	160,000	1,100,829
Anesa Chaibi	80,275	321,100	$10.00	2/03/2010	2/3/2020
	53,516	214,068	$4.15	2/03/2010	2/3/2020
	–	921,659	$4.15	4/11/2011	4/11/2021
	133,791	1,456,827
Steven Margolius (1)	–	339,625	$10.00	4/11/2011	4/11/2021
	–	226,417	$4.15	4/11/2011	4/11/2021
	–	138,249	$4.15	4/11/2011	4/11/2021
	–	704,291
Joseph Izganics	78,000	312,000	$10.00	6/8/2010	6/8/2020
	52,000	208,000	$4.15	6/8/2010	6/8/2020
	–	368,664	$4.15	4/11/2011	4/11/2021
	130,000	888,664

(1)	The stock options grant to Mr. Margolius outlined in his offer of employment, consisting of 226,417 options having a strike price of $4.15 and 339,625 options having a strike price of $10.00, vest in five equal annual installments on each of the first through fifth anniversaries of the grant date.

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

Option Exercises and Stock Vested for Fiscal 2011

None of our named executive officers exercised any of their stock options during fiscal 2011. No stock awards have been granted to our named executive officers.

Pension Benefits and Nonqualified Deferred Compensation for Fiscal 2011

We do not provide any defined benefit plans or nonqualified defined contribution plans to our named executive officers.

Potential Payments upon Termination or Change in Control

Pursuant to either their employment arrangements or the Company’s historical practice, in the event of termination without cause on January 29, 2012, the last day of fiscal 2011, all of our NEOs would be entitled to 24 months of base pay continuation.

The employment arrangements do not provide for any payout upon termination as a result of death, retirement, disability, or termination for cause.

If there is a change in control, the Stock Plan provides for accelerated vesting of unvested stock options. Had a change in control occurred on January 29, 2012, only those options having a strike price of $4.15 would have provided a benefit as the value of our common stock on such date did not exceed the strike price of other outstanding options. Our most recent independent valuation, completed in November 2011, valued our common stock at $4.58 per share. Assuming this stock price as of January 29, 2012, our NEOs would have received a benefit from the accelerated vesting of unvested stock options in the following amounts: Mr. DeAngelo - $900,416; Mr. Domanico - $308,236; Ms. Chaibi - $488,363; Mr. Margolius - $137,335; and Mr. Izganics - $247,966.

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

If the termination of employment occurs prior to a public offering, the Company and the Equity Sponsors have the right to purchase any shares of Holding common stock that the executive acquired upon the exercise of options. Upon a termination other than for cause (as defined in the Stock Plan), the purchase price per share is equal to the fair market value (as defined in the Stock Plan) of the shares on the later of the date (i) the executive’s employment terminated and (ii) that is six months and one day after the shares were purchased by the executive. Upon termination for cause, the purchase price is equal to the lesser of fair market value and the cost of the shares to the executive.

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

Under the Stock Plan a “change in control” is defined as:

—

the acquisition by any person, entity or “group” (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended) of 50% or more of the combined voting power of the Company’s then outstanding voting securities, other than any such acquisition by the Company, any of its subsidiaries, any associate benefit plan of the Company or any of its subsidiaries, or by the Equity Sponsors, or any affiliates of any of the foregoing;

—

the merger, consolidation or other similar transaction involving the Company, as a result of which persons who were stockholders of the Company immediately prior to such merger, consolidation, or other similar transaction do not, immediately thereafter, own, directly or indirectly, more than 50% of the combined

ITEM 11. EXECUTIVE COMPENSATION, CONTINUED	HD SUPPLY, INC.

voting power entitled to vote generally in the election of directors of the merged or consolidated Company; or

—

the sale, transfer or other disposition of all or substantially all of the assets of the Company to one or more persons or entities that are not, immediately prior to such sale, transfer or other disposition, affiliates of the Company.

A public offering of our common shares does not constitute a change in control.

HD SUPPLY, INC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders
Stock options granted under the HDS Investment Holding, Inc. Stock Incentive Plan (1)	29,536,641	6.44	1,394,081 (1)
Common stock sold or granted to participants under the HDS Investment Holding, Inc. Stock Incentive Plan (1)	1,114,346	N/A	24,995,524 (1)
Deferred Share Units granted to participants under the HDS Investment Holding, Inc. Stock Incentive Plan (1)	—	N/A	24,995,524 (1)

Total	30,650,987	N/A	24,995,524 (1)

(1)	Pursuant to the HDS Investment Holding, Inc. Stock Incentive Plan, the board of directors of Holdings is authorized to grant or sell, as the case may be, stock options, common stock and deferred share units up to a total of 55,646,511 shares of common stock, of which 30,930,722 may be issued in the form of stock options. Accordingly, the amounts set forth in column (c) reflect the maximum number of shares of common stock issuable within each category. However, the maximum number of shares remaining available for future issuance in any combination cannot exceed 24,995,524. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 10, Stock-Based Compensation and Employee Benefit Plans” for a description of the Stock Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

HDS Holding Corporation owns all of our outstanding common stock and HDS Investment Holding, Inc. (or “Holding”) owns all of the outstanding common stock of HDS Holding Corporation. As of March 8, 2012, there were 261,108,346 shares of common stock of Holding outstanding. The following table sets forth information as of March 8, 2012 with respect to the ownership of the common stock of Holding by:

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

Name and address of beneficial owner	Number	Percent
Bain Capital Integral Investors 2006, LLC(1)	72,943,750	27.27
Carlyle Partners V, L.P. and related funds(2)	72,943,750	27.27
Clayton, Dubilier & Rice Fund VII, L.P. and related funds(3)	72,923,750	27.26
THD Holdings, LLC	32,500,000	12.15
James G. Berges(6)	–	–
Joseph J. DeAngelo(4)	1,635,000	*
Paul B. Edgerley(5)	–	–
Allan M. Holt(7)	–	–
Mitchell Jacobson(8)	8,618,750	3.22
Lew Klessel(5)	–	–
Brian Bernasek(7)	–	–
Nathan K. Sleeper(6)	–	–
Gregory Ledford(7)	–	–
Stephen M. Zide(5)	–	–
Ronald J. Domanico(4)	210,000	*
Anesa Chaibi(4)	287,583	*
Steven Margolius(4)	138,208	*
Joseph Izganics(4)	154,096	*
All executive officers of HD Supply and directors of Holding as a group (25 persons)	12,921,468	4.83

*	Less than 1%

(1)	Bain Capital Investors, LLC (“BCI”) is the administrative member of Bain Capital Integral Investors 2006, LLC (“Integral”). As a result, BCI may be deemed to be the beneficial owner of the shares held by Integral. BCI disclaims beneficial ownership of such shares, except to the extent of its pecuniary interest therein. The address of each of BCI and Integral is c/o Bain Capital Investors, LLC, 200 Clarendon Street, Boston, MA 02116.

(2)	Represents shares held by the following investment funds associated with The Carlyle Group: Carlyle Partners V, L.P., Carlyle Partners V-A, L.P., CP V Coinvestment A, L.P., and CP V Coinvestment B, L.P., which are together referred to as the “Carlyle Funds.” Carlyle Partners, V, L.P. holds 68,580,768 shares, Carlyle Partners V-A, L.P. holds 1,379,063 shares, CP V Coinvestment A, L.P. holds 2,641,536 shares, and CP V Coinvestment B, L.P. holds 342,383 shares. Investment discretion and control over the shares held by each of the Carlyle Funds is exercised by TCG Holdings, L.L.C. through its indirect subsidiary, TC Group V, L.P., which is the sole general partner of each of the Carlyle Funds. TCG Holdings, L.L.C. is the managing member of TC Group, L.L.C. TC Group, L.L.C. is the sole managing member of TC Group V Managing GP, L.L.C. TC Group V Managing GP, L.L.C is the sole general partner of TC Group V, L.P. TCG Holdings, L.L.C. is managed by a three person managing board, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein, as the managing members of TCG Holdings, L.L.C., may be deemed to share beneficial ownership of the shares beneficially owned by TCG Holdings, L.L.C. Such persons disclaim such beneficial ownership. The Carlyle Group’s address is 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004.

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

(4)	Includes, with respect to: (i) Joseph DeAngelo, 400,000 shares of common stock and 1,235,000 vested stock options (or vesting within 60 days of March 8, 2012); (ii) Ronald Domanico, 50,000 shares of common stock and 160,000 vested stock options (or vesting within 60 days of March 8, 2012); (iii) Anesa Chaibi, 20,000 shares of common stock and 267,583 vested stock options (or vesting within 60 days of March 8, 2012); (iv) Steven Margolius, 25,000 shares of common stock and 113,208 vested stock options (or vesting within 60 days of March 8, 2012); and (v) Joseph Izganics, 24,096 shares of common stock and 130,000 vested stock options (or vesting within 60 days of March 8, 2012).

(5)	Messrs. Edgerley, Klessel, and Zide are Managing Directors of BCI, which is the administrative member of Integral. By virtue of these relationships, each of Messrs. Edgerley, Klessel, and Zide may be deemed to be the beneficial owner of the shares of Holding held by Integral. Each of Messrs. Edgerley, Klessel, and Zide disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(6)	Does not include 72,923,750 shares of common stock held by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC. Messrs. Berges and Sleeper are directors of Holding and executives of Clayton, Dubilier & Rice, LLC. They disclaim any beneficial ownership of the shares held by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC.

(7)	Does not include 72,943,750 shares of common stock held by investment funds associated with or designated by The Carlyle Group. Messrs. Holt, Bernasek and Ledford are directors of Holding and executives of The Carlyle Group. They disclaim any beneficial ownership of the shares held by investment funds associated with or designated by The Carlyle Group.

(8)	Includes (i) 8,515,000 shares of common stock held by JFI-HDS, LLC; Mr. Jacobson is the managing member of JFI-HDS Partner, LLC which is the managing member of JFI-HDS, LLC, and (ii) 103,750 shares held by JFI-HDS Affiliates, LLC; Mr. Jacobson is the managing member of JFI-HDS Partner, LLC which is the managing member of JFI-HDS Affiliates, LLC.

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

Management and consulting agreements

In connection with the closing of the Transactions, Holding and we entered into management agreements with the Equity Sponsors (or their respective affiliates), pursuant to which the Equity Sponsors provide Holding, us and our subsidiaries with financial advisory and management consulting services. Pursuant to the management agreements, we pay the Equity Sponsors an aggregate annual fee of $5 million for such services, subject to adjustments from time to time, and we may pay to the Equity Sponsors an aggregate fee equal to a specified percentage of the transaction value of certain types of transactions that Holding or we complete, in each case, plus out-of-pocket expenses and subject to approval by the Equity Sponsors, their permitted transferees or their designated affiliates who are shareholders of Holding. Each Agreement expires by its terms in August 2017.

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

Indemnification agreements

In connection with the Transactions, we entered into indemnification agreements with Holding and the Equity Sponsors pursuant to which, following the completion of the Transactions, Holding and we agreed to indemnify the Equity Sponsors, their respective managers, administrative members and the administrative members or general partners of any other investment vehicle that is our stockholder and is managed by such manager or its affiliates and their respective successors and assigns, and the respective directors, officers, shareholders, partners, members, employees, agents, advisors, consultants, representatives and controlling persons of each of them, or of their partners, shareholders or members in their capacity as such, against certain liabilities arising out of performance of the Transactions, the performance of the consulting agreement, securities offerings by us and certain other claims and liabilities. We and Holding also entered into a similar indemnification agreement with The Home Depot, Inc. providing for indemnification of The Home Depot, Inc., its affiliates, directors, officers, shareholders, partners, members, employees, agents, representatives and controlling persons against certain liabilities arising from securities offerings by us.

Registration rights agreements

Holding entered into a registration rights agreement with the Equity Sponsors and Holding’s minority investors, that grants them certain registration rights and includes customary indemnification provisions. This agreement

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE, CONTINUED	HD SUPPLY, INC.

was substantially performed in 2009 in connection with the registered exchange offer for our 12.0% Senior Notes and our 13.5% Senior Subordinated Notes completed on August 25, 2009.

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

The Internal Revenue Service has issued notices of proposed adjustments that propose to disallow certain of our deductions and the carryback of certain of our net operating losses to taxable years during which we were a member of The Home Depot, Inc.’s U.S. federal consolidated income tax return. The carryback of the net operating losses was made in accordance with (and subject to the terms of) an agreement entered into between our ultimate parent corporation, HDS Investment Holding, Inc., and The Home Depot, Inc. See Note 14, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements within Item 8 of this annual report on Form 10-K.

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

In addition, certain guarantees, surety bonds and letters of credit that Home Depot and/or its affiliates (other than HD Supply, HD Supply Canada, Inc. and their respective affiliates) entered into prior to the closing of the Transactions relate to our and our subsidiaries’ obligations to landlords, customers and suppliers, and remained in place immediately after the closing. Holding agreed in the purchase and sale agreement to fully indemnify Home Depot and its affiliates from any losses that arise out of these obligations. Holding also agreed to use its reasonable best efforts to cause itself and/or HD Supply to be substituted for Home Depot and/or its affiliates and to have Home Depot and its affiliates released in respect of certain such obligations.

Debt Securities of the Company

Management of the Company has been informed that, as of January 29, 2012, affiliates of certain of the Equity Sponsors beneficially owned approximately $833 million aggregate principal amount, or 33%, of the Company’s 12.0% Senior Notes due 2014 and $713 million aggregate principal amount, or 39%, of the Company’s 13.5% Senior Subordinated Notes due 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE, CONTINUED	HD SUPPLY, INC.

Transactions with Other Related Parties

HD Supply leases several buildings and properties from an executive officer of the Company. The leases generally provide that all expenses related to the properties are to be paid by HD Supply. Rents paid under these leases were minimal in fiscal 2011, less than $1 million in fiscal 2010, and $1 million in fiscal 2009. The fiscal 2010 payment included less than $1 million of a prepayment for fiscal 2011 and the fiscal 2009 payment included less than $1 million of a prepayment for fiscal 2010. The Company received a discount for making such prepayments.

HD Supply purchased product from affiliates of the Equity Sponsors for approximately $61 million, $46 million, and $60 million in fiscal 2011, fiscal 2010, and fiscal 2009, respectively. In addition, HD Supply sold product to affiliates of the Equity Sponsors for approximately $3 million, $3 million, and $3 million in fiscal 2011, fiscal 2010, and fiscal 2009, respectively. Management believes these transactions were conducted at prices that an unrelated third party would pay.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP acts as HD Supply’s principal accountant and also provides certain audit-related, tax and other services. The Audit Committee has established a pre-approval policy for services to be performed by PricewaterhouseCoopers. Under this policy, the Audit Committee approves engagements when the engagements have been presented in reasonable detail to the Audit Committee before services are undertaken.

The fees for services provided by PricewaterhouseCoopers (all of which were pre-approved by the Audit Committee) to HD Supply in fiscal 2011 and fiscal 2010 were as follows:

Audit Fees

—

Audit Fees were $2.2 million and $2.1 million for fiscal 2011 and fiscal 2010, respectively. Included in this category are fees for the annual financial statement audit and quarterly financial statement reviews.

Audit-Related Fees

—

Audit-Related Fees were $1.6 million and $0.2 million for fiscal 2011 and fiscal 2010, respectively. These fees, which are for assurance and related services other than those included in Audit Fees, in fiscal 2011 were driven by requirements related to the divestiture of certain businesses. Additionally, the fees include charges for consultations concerning financial accounting and reporting standards and assessment and testing of and making recommendations for improvements in internal control over financial reporting.

Tax Fees

—

Tax Fees were $0.7 million and $1.5 million for fiscal 2011 and fiscal 2010, respectively. These fees include charges for various Federal, state, local and international tax compliance and research projects.

All Other Fees

—	There were no Other Fees for fiscal 2011 and fiscal 2010.

HD SUPPLY, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are set forth in Item 8 hereof:

—	Report of Independent Registered Public Accounting Firm;

—	Consolidated Statements of Operations for (i) the fiscal year ended January 29, 2012, (ii) the fiscal year ended January 30, 2011, and (iii) the fiscal year ended January 31, 2010;

—	Consolidated Balance Sheets as of January 29, 2012 and January 30, 2011;

—	Consolidated Statements of Stockholder’s Equity (Deficit) and Comprehensive Income for (i) the fiscal year ended January 29, 2012, (ii) the fiscal year ended January 30, 2011, and (iii) the fiscal year ended January 31, 2010;

—	Consolidated Statements of Cash Flows for (i) the fiscal year ended January 29, 2012, (ii) the fiscal year ended January 30, 2011, and (iii) the fiscal year ended January 31, 2010;

—	Notes to Consolidated Financial Statements.

(b)	Exhibit Index

Exhibit Number	Exhibit Description

2.1	Purchase and Sale Agreement, dated as of June 19, 2007, by and among The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc. and Pro Acquisition Corporation *

2.2	Letter Agreement, dated August 14, 2007, by and among The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation *

2.3	Amendment No. 3 to Purchase and Sale Agreement, dated as of August 27, 2007, by and among The Home Depot, Inc., THD Holdings, LLC, Home Depot International, Inc., Homer TLC, Inc. and Pro Acquisition Corporation *

3.1	Certificate of Incorporation of HD Supply, Inc. *

3.2	By-Laws of HD Supply, Inc. *

4.1	Indenture, dated as of August 30, 2007, by and among HD Supply, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 12.0% Senior Cash Pay Notes due 2014 *

4.2	Merger Supplemental Indenture, dated as of August 30, 2007, by and among HD Supply, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 12.0% Senior Cash Pay Notes due 2014 *

4.3	Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of August 30, 3007, by and among HD Supply Inc., the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 12.0% Senior Cash Pay Notes due 2014 *

4.4	Third Supplemental Indenture, dated as of October 30, 2007, by and among HD Supply, Inc., the Subsidiary Guarantors parties named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 12.0% Senior Cash Pay Notes due 2014 *

4.5	Indenture, dated as of August 30, 2007, by and among HD Supply, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 13.5% Senior Subordinated Notes due 2015 *

4.6	Merger Supplemental Indenture, dated as of August 30, 2007, by and among HD Supply, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 13.5% Senior Subordinated Notes due 2015 *

4.7	Supplemental Indenture in Respect of Subsidiary Guarantee, dated as of August 30, 3007, by and among HD Supply Inc., the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 13.5% Senior Subordinated Notes dues 2015 *

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, CONTINUED	HD SUPPLY, INC.

Exhibit Number	Exhibit Description

4.8	Third Supplemental Indenture, dated as of October 30, 2007, by and among HD Supply, Inc., the Subsidiary Guarantors parties named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 13.5% Senior Subordinated Notes due 2015 *

4.9	Form of 12.0% Senior Cash Pay Note due 2014 of HD Supply, Inc. (included in Exhibit 4.1 hereto) *

4.10	Form of 13.5% Senior Subordinated Note due 2015 of HD Supply, Inc. (included in Exhibit 4.5 hereto) *

10.1	Credit Agreement, dated as of August 30, 2007, by and among HDS Acquisition Subsidiary, Inc., to be merged with and into HD Supply, Inc., as borrower, the several lenders from time to time parties thereto, Merrill Lynch Capital Corporation, as administrative agent and collateral agent, Lehman Brothers Inc. and J.P. Morgan Securities Inc., as co-syndication agents, JPMorgan Chase Bank, N.A., as issuing lender, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Lehman Brothers Inc., and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunning managers *

10.2	Amendment and Waiver No. 1 to the Credit Agreement (referred to above), dated as of October 2, 2007, by and among HD Supply, Inc., as successor by merger to HDS Acquisition Subsidiary, Inc., as borrower, Merrill Lynch Capital Corporation, as administrative agent and collateral agent for the lenders and the lenders party thereto *

10.3	Amendment No. 2 to the Credit Agreement (referred to above), dated as of November 1, 2007, by and among HD Supply, Inc., as successor by merger to HDS Acquisition Subsidiary, Inc., as borrower, Merrill Lynch Capital Corporation, as administrative agent and collateral agent for the lenders and the lenders party thereto *

10.4	Amendment No. 3 to Credit Agreement, dated as of March 19, 2010, by and among HD Supply, Inc., as borrower, Merrill Lynch Capital Corporation, as administrative agent and collateral agent for the lenders, HDS Holding Corporation and the guarantors and the lenders party thereto ‡

10.5	Consent to Amendment to Credit Agreement, dated as of March 19, 2010, by and among The Home Depot, Inc. and HD Supply, Inc. ‡

10.6	Letter Agreement, dated as of March 19, 2010, by and among The Home Depot, Inc. and HD Supply, Inc. ‡

10.7	Consent, dated as of March 19, 2010, by and among The Home Depot, Inc. and HD Supply, Inc. ‡

10.8	ABL Credit Agreement, dated as of August 30, 2007, by and among HDS Acquisition Subsidiary, Inc., as successor by merger to HD Supply, Inc., as parent borrower, the several Canadian borrowers from time to time party thereto, the several subsidiary borrowers from time to time party thereto, the several lenders from time to time party thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as administrative agent and U.S. ABL collateral agent, Lehman Brothers Inc. and J.P. Morgan Securities Inc., as co-syndication agents, JPMorgan Chase Bank, N.A., as issuing lender, Merrill Lynch Capital Canada Inc., as Canadian agent and Canadian collateral agent, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., J.P. Morgan Securities Inc., and Lehman Brothers Inc., as joint lead arrangers, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., J.P. Morgan Securities Inc., and Lehman Brothers Inc., as joint bookrunning managers *

10.9	Amendment and Waiver No. 1 to the ABL Credit Agreement (referred to above), dated as of October 3, 2007, by and among HD Supply, Inc. (as successor by merger to HDS Acquisition Subsidiary, Inc.), as parent borrower, the other borrowers party thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as administrative agent and collateral agent for the lenders party thereto, and Merrill Lynch Capital Canada Inc., as Canadian administrative agent and Canadian collateral agent for the lenders *

10.10	Amendment No. 2 to the ABL Credit Agreement (referred to above), dated as of November 1, 2007, by and among HD Supply, Inc. (as successor by merger to HDS Acquisition Subsidiary, Inc.), as parent borrower, the other borrowers party thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as administrative agent and collateral agent for the lenders party thereto, and Merrill Lynch Capital Canada Inc., as Canadian administrative agent and Canadian collateral agent for the lenders *

10.11	ABL Joinder Agreement, dated as of August 30, 2007, by and among HD Supply, Inc., as parent borrower, and certain operating subsidiaries of the parent borrower signatory thereto, and consented to by the other loan parties as defined therein, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as administrative agent and as collateral agent, and Merrill Lynch Capital Canada Inc., as Canadian administrative agent and as Canadian collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement *

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, CONTINUED	HD SUPPLY, INC.

Exhibit Number	Exhibit Description

10.12	Limited Consent and Amendment No. 3 to ABL Credit Agreement, dated as of March 19, 2010, by and among HD Supply, Inc., as parent borrower, the other borrowers party thereto, the other loan parties party thereto, the lenders party thereto, GE Business Financial Services Inc., as administrative agent, U.S. ABL collateral agent and a lender, GE Canada Finance Holding Company, as Canadian agent, Canadian collateral agent and a lender, and GE Capital Markets, Inc., JPMorgan Securities Inc., Wells Fargo Capital Finance, LLC and Bank of America Securities LLC, as joint lead arrangers and joint bookrunners ‡

10.13	Intercreditor Agreement, dated as of August 30, 2007, by and among Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as administrative agent and collateral agent for the banks and other financial institutions party to the ABL Credit Agreement, and Merrill Lynch Capital Corporation, as administrative agent and collateral agent for the lenders party to the Credit Agreement *

10.14	Amendment No. 1 to Intercreditor Agreement, dated as of November 2, 2007, by and among Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as collateral agent and administrative agent for the banks and other financial institutions party to the ABL Credit Agreement, and Merrill Lynch Capital Corporation, as collateral agent and administrative agent for the banks and other financial institutions party to the Cash Flow Credit Agreement *

10.15	Guarantee and Reimbursement Agreement, dated as of August 30, 2007, made by The Home Depot, Inc., as guarantor and HD Supply, Inc. and the other guarantors party thereto, in favor of Merrill Lynch Capital Corporation, as administrative agent under the Credit Agreement *

10.16	Guarantee and Collateral Agreement, dated as of August 30, 2007, made by HD Supply, Inc., and the subsidiary guarantors party thereto, in favor of Merrill Lynch Capital Corporation, as administrative agent and as collateral agent for the banks and other financial institutions party to the Credit Agreement *

10.17	Amendment No. 1 to the Guarantee and Collateral Agreement (referred to above), dated as of November 1, 2007, by and among HD Supply, Inc., as borrower, the subsidiary guarantors party thereto, and Merrill Lynch Capital Corporation, as collateral agent and administrative agent for the banks and other financial institutions party to the Credit Agreement *

10.18	U.S. Guarantee and Collateral Agreement, dated as of August 30, 2007, made by HD Supply, Inc., and the subsidiary guarantors party thereto, in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as collateral agent and administrative agent for the banks and other financial institutions party to the ABL Credit Agreement *

10.19	Amendment No. 1 to the U.S. Guarantee and Collateral Agreement (referred to above), dated as of November 1, 2007, by and among HD Supply, Inc., the parent borrower, the subsidiary guarantors party thereto, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as collateral agent and administrative agent for the banks and other financial institutions party to the ABL Credit Agreement *

10.20	Canadian Guarantee and Collateral Agreement, dated as of September 5, 2007, made by HD Supply Canada Inc., as borrower, Pro Canadian Holdings I, ULC, CND Holdings, Inc., and the several subsidiary guarantors signatory thereto, in favor of Merrill Lynch Capital Canada Inc., as Canadian agent and Canadian collateral agent for the banks and other financial institutions party to the ABL Credit Agreement *

10.21	Amendment No. 1 to the Canadian Guarantee and Collateral Agreement, dated as of November 1, 2007, by and among HD Supply Canada Inc., as borrower, Pro Canadian Holdings I, ULC, CND Holdings, Inc., the subsidiary guarantors signatory thereto, and Merrill Lynch Capital Canada, as Canadian collateral agent and Canadian agent for the banks and other financial institutions party to the ABL Credit Agreement *

10.22	Holding Pledge Agreement, dated as of August 30, 2007, made by HDS Holding Corporation, as pledgor, in favor of Merrill Lynch Capital Corporation, as administrative agent and as collateral agent for the banks and other financial institutions party to the Credit Agreement *

10.23	ABL Holding Pledge Agreement, dated as of August 30, 2007, made by HDS Holding Corporation, as pledgor, in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as administrative agent and as collateral agent for the banks and other financial institutions party to the ABL Credit Agreement *

10.24	Notice of Grant of Security Interest in Patents, dated as of August 30,2007, made by subsidiaries of HD Supply, Inc. named therein in favor of Merrill Lynch Capital Corporation, as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement *

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, CONTINUED	HD SUPPLY, INC.

Exhibit Number	Exhibit Description

10.25	Grant of Security Interest in Copyrights, dated as of August 30, 2007, made by HD Supply, Inc. and the subsidiaries named therein in favor of Merrill Lynch Capital Corporation, as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement *

10.26	Notice of Grant of Security Interest in Trademarks, dated as of August 30, 2007, made by subsidiaries of HD Supply, Inc. named therein in favor of Merrill Lynch Capital Corporation, as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement *

10.27	ABL Notice of Grant of Security Interest in Patents, dated as of August 30, 2007, made by subsidiaries of HD Supply, Inc. named therein in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement *

10.28	ABL Grant of Security Interest in Copyrights, dated as of August 30, 2007, made by HD Supply, Inc. and the subsidiaries named therein in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement *

10.29	ABL Notice of Grant of Security Interest in Trademarks, dated as of August 30, 2007, made by subsidiaries of HD Supply, Inc. named therein in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement *

10.30	ABL Notice of Grant of Security Interest in Canadian Trademarks, dated as of August 30, 2007, made by HD Supply Canada Inc. in favor of Merrill Lynch Capital Canada Inc., as Canadian agent and Canadian collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement *

10.31	Pledge of Bond Agreement, dated as of August 30, 2007, by and among HD Supply Canada Inc., as grantor, and Merrill Lynch Capital Canada Inc., as Canadian agent under the ABL Credit Agreement and as mandatory for the secured parties listed therein *

10.32	Amendment No. 1 to the Pledge of Bond Agreement (referred to above), dated as of November 1, 2007, by and among HD Supply Canada Inc., as Canadian borrower, and Merrill Lynch Capital Canada Inc., as Canadian agent under the ABL Credit Agreement and mandatory *

10.33	Deed of Hypothec and Issue of Bonds, dated as of August 30, 2007, by and among HD Supply Canada Inc., as grantor and Merrill Lynch Capital Canada Inc., as attorney *

10.34	HD Supply Canada, Inc. Demand Bond and Endorsement *

10.35	HD Supply Management Incentive Plan *

10.36	Industrial PVF Bonus Plans †

10.37	HDS Investment Holding, Inc. Stock Incentive Plan (Previously filed in Form 10-K, File No. 333-159809, filed on April 14, 2011)

10.38	Home Depot Retention Agreement with Joseph J. DeAngelo, effective August 30, 2007 *

10.39	Letter of Continued Employment, dated as of August 10, 2007, by Pro Acquisition Corporation in favor of Joseph J. DeAngelo ‡

10.40	Letter of Continued Employment, dated as of August 10, 2007, by Pro Acquisition Corporation in favor of Anesa T. Chaibi ‡

10.41	Letter of Employment, dated as of April 14, 2010, by and between HD Supply, Inc. and Ronald J. Domanico (Previously filed in Form 10-Q, File No. 333-159809, filed on June 11, 2010)

10.42	Letter of Employment, dated as of March 26, 2010, by and between HD Supply, Inc. and Joseph Izganics (Previously filed in Form 10-K, File No. 333-159809, filed on April 14, 2011)

10.43	Letter of Employment, effective April 4, 2011, by and between HD Supply, Inc. and Steve Margolius

10.44	Tax Sharing Agreement, dated as of August 30, 2007, by and among HDS Investment Holding, Inc., HDS Acquisition Subsidiary, Inc. (which has been merged into HD Supply, Inc.), HDS Holding Corporation and HD Supply, Inc. *

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, CONTINUED	HD SUPPLY, INC.

Exhibit Number	Exhibit Description

10.45	Strategic Purchase Agreement, dated as of August 30, 2007, by and between Home Depot U.S.A., Inc. and HD Supply Distribution Services, LLC (certain portions of this exhibit were omitted subject to a pending request for confidential treatment) *

10.46	Consulting Agreement, dated August 30, 2007, by and among Bain Capital Partners, LLC, HDS Investment Holding, Inc. and HD Supply, Inc. *

10.47	Consulting Agreement, dated August 30, 2007, by and among TC Group V, LLC, HDS Investment Holding, Inc. and HD Supply, Inc. *

10.48	Consulting Agreement, dated August 30, 2007, by and among Clayton, Dubilier & Rice, Inc., HDS Investment Holding, Inc. and HD Supply, Inc. *

10.49	Indemnification Agreement, dated as of August 30, 2007, by and among Bain Capital Integral Investors 2006, LLC, Bain Capital Partners, LLC, HDS Investment Holding, Inc. and HD Supply, Inc. *

10.50	Indemnification Agreement, dated as of August 30, 2007, by and among Carlyle Partners V, L.P., Carlyle Partners V-A, L.P., CP V Coinvestment A, L.P., CP V Coinvestment B, L.P., TC Group V, LLC, HDS Investment Holding, Inc. and HD Supply, Inc. *

10.51	Indemnification Agreement, dated as of August 30, 2007, by and among Clayton, Dubilier & Rice Fund VII, L.P., CD&R Parallel Fund VII, L.P., Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P., HDS Investment Holding, Inc. and HD Supply, Inc. *

10.52	Indemnification Agreement, dated as of August 30, 2007, by and among The Home Depot, Inc., HDS Investment Holding, Inc. and HD Supply, Inc. *

10.53	Assumption and Termination Agreement, dated September 17, 2007, by and among HD Supply, Inc., Clayton, Dubilier & Rice, Inc. and Mitchell Jacobson †

10.54	Form of Indemnification Agreement †

10.55	Form of Stock Option Agreement ‡

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

24.1	Powers of Attorney *

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 29, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) Consolidated Statements of Stockholder’s Equity and Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Previously filed in Amendment No. 1 to Form S-4 (File No. 333-159809) filed on July 10, 2009.

†	Previously filed in Amendment No. 2 to Form S-4 (File No. 333-159809) filed on July 27, 2009.

‡	Previously filed in Form 10-K (File No. 333-159809) filed on April 13, 2010.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, CONTINUED	HD SUPPLY, INC.

(c) Financial Statement Schedules

HD SUPPLY, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Accounts Receivable Allowance for Doubtful Accounts:

	Balance at Beginning of Period	Acquisition or Disposition of Business Adjustment	Charges to Expense / (Income)	Doubtful Accounts Written Off, Net	Other Adjustments	Balance at End of Period
Period ended:
January 31, 2010	$94	2	23	(64)	(3)	$52
January 30, 2011	$52	–	12	(28)	–	$36
January 29, 2012	$36	(2)	12	(14)	–	$32

Deferred Tax Valuation Allowances:

	Balance at Beginning of Period	Charges to Expense	Balance at End of Period
Period ended:
January 31, 2010	$2	7	$9
January 30, 2011	$9	230	$239
January 29, 2012	$239	252	$491

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply, Inc.

By:	/S/ JOSEPH J. DEANGELO
Name: Joseph J. DeAngelo Title: Chief Executive Officer

Date: March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ JOSEPH J. DEANGELO Joseph J. DeAngelo	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2012

/S/ RONALD J. DOMANICO Ronald J. Domanico	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 23, 2012

/S/ EVAN LEVITT Evan Levitt	Controller (Principal Accounting Officer)	March 23, 2012

/S/ JAMES G. BERGES James G. Berges	Chairman	March 23, 2012

/S / PAUL B. EDGERLEY Paul B. Edgerley	Director	March 23, 2012

/S/ ALLAN M. HOLT Allan M. Holt	Director	March 23, 2012

/S/ MITCHELL JACOBSON Mitchell Jacobson	Director	March 23, 2012

/S/ LEW KLESSEL Lew Klessel	Director	March 23, 2012

/S/ NATHAN SLEEPER Nathan Sleeper	Director	March 23, 2012

/S/ STEPHEN M. ZIDE Stephen M. Zide	Director	March 23, 2012

/S/BRIAN BERNASEK Brian Bernasek	Director	March 23, 2012

/S/ GREGORY S. LEDFORD Gregory S. Ledford	Director	March 23, 2012