Form 10-Q
period 2012-04-29
HD SUPPLY, INC.
filed 2012-06-07
CIK 1465264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2012

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

As of June 7, 2012, there were 1,000 shares of common stock of HD Supply, Inc. outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, unaudited

	Three Months Ended
	April 29, 2012	May 1, 2011
Net Sales	$1,836	$1,608
Cost of sales	1,313	1,148

Gross Profit	523	460
Operating expenses:
Selling, general and administrative	397	370
Depreciation and amortization	83	82

Total operating expenses	480	452

Operating Income	43	8

Interest expense	166	158
Loss on extinguishment of debt	220	—
Other (income) expense, net	—	(1)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(343)	(149)
Provision (benefit) for income taxes	33	20

Income (Loss) from Continuing Operations	(376)	(169)
Income (loss) from discontinued operations, net of tax	16	5

Net Income (Loss)	$(360)	$(164)

Other comprehensive income — foreign currency translation adjustment	3	8

Total Comprehensive Income (Loss)	$(357)	$(156)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share data, unaudited

	April 29, 2012	January 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$125	$111
Receivables, less allowance for doubtful accounts of $26 and $32	970	1,002
Inventories	917	1,108
Deferred tax asset	30	58
Other current assets	50	47

Total current assets	2,092	2,326

Property and equipment, net	370	398
Goodwill	3,151	3,151
Intangible assets, net	587	735
Other assets	122	128

Total assets	$6,322	$6,738

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$818	$714
Accrued compensation and benefits	94	140
Current installments of long-term debt	8	82
Other current liabilities	216	378

Total current liabilities	1,136	1,314

Long-term debt, excluding current installments	5,504	5,380
Deferred tax liabilities	109	111
Other liabilities	353	361

Total liabilities	7,102	7,166

Stockholder’s equity (deficit):
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at April 29, 2012 and January 29, 2012	—	—
Paid-in capital	2,685	2,680
Accumulated deficit	(3,466)	(3,106)
Accumulated other comprehensive income (loss) — cumulative foreign currency translation adjustment	1	(2)

Total stockholder’s equity (deficit)	(780)	(428)

Total liabilities and stockholder’s equity (deficit)	$6,322	$6,738

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Three Months Ended
	April 29, 2012	May 1, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(360)	$(164)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	86	89
Provision for uncollectibles	1	4
Non-cash interest expense	16	70
Stock-based compensation expense	5	4
Deferred income taxes	28	12
Unrealized derivative gain	—	(1)
Loss on extinguishment of debt	220	—
Gain on sale of a business	(9)	(2)
Other	1	(1)
Changes in assets and liabilities:
(Increase) decrease in receivables	(72)	(99)
(Increase) decrease in inventories	(122)	(103)
(Increase) decrease in other current assets	(11)	(16)
(Increase) decrease in other assets	1	—
Increase (decrease) in accounts payable and accrued liabilities	(50)	(56)
Increase (decrease) in other long-term liabilities	2	(6)

Net cash provided by (used in) operating activities	(264)	(269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22)	(18)
Proceeds from sales of property and equipment	1	2
Purchase of investments	—	(21)
Proceeds from sale of a business	463	8
Other investing activity	(2)	—

Net cash provided by (used in) investing activities	440	(29)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	2,817	—
Repayments of long-term debt	(3,287)	(3)
Borrowings on long-term revolver debt	625	400
Repayments on long-term revolver debt	(255)	(290)
Debt issuance and modification fees	(63)	—

Net cash provided by (used in) financing activities	(163)	107

Effect of exchange rates on cash and cash equivalents	1	2

Increase (decrease) in cash and cash equivalents	$14	$(189)
Cash and cash equivalents at beginning of period	111	292

Cash and cash equivalents at end of period	$125	$103

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission that permit reduced disclosure for interim periods. The consolidated balance sheet as of January 29, 2012 was derived from audited financial statements, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In Management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of HD Supply, Inc.’s significant accounting policies and other information, you should read this report in conjunction with HD Supply, Inc.’s annual report on Form 10-K for the year ended January 29, 2012, which includes all disclosures required by U.S. GAAP.

Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation.

Nature of Business

HD Supply, Inc. (the “Company” or “HD Supply”) is one of the largest industrial distribution companies in North America. With a diverse portfolio of industry-leading businesses, the Company provides a broad range of products and services to approximately 440,000 professional customers in the infrastructure and energy, maintenance, repair and improvement, and specialty construction markets.

The Company provides an expansive offering of approximately one million SKUs of name brand and propriety brand products at competitive prices. Through 637 locations across 45 states and 9 Canadian provinces, HD Supply provides localized, customer-driven services including jobsite delivery, will call and direct-ship options, diversified logistics and innovative solutions that contribute to its customers’ success.

HD Supply has four reportable segments: Facilities Maintenance, Waterworks, Utilities/Electrical, and White Cap. Other operating segments include Creative Touch Interiors (“CTI”), Crown Bolt, Repair & Remodel, and HD Supply Canada. In addition, the consolidated financial statements include Corporate, which includes enterprise-wide functional departments.

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal year ending February 3, 2013 (“fiscal 2012”) includes 53 weeks and fiscal year ending January 29, 2012 (“fiscal 2011”) includes 52 weeks. The three months ended April 29, 2012 and May 1, 2011 both include 13 weeks.

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

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile, workers’ compensation, and is self-insured for medical claims and certain

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At April 29, 2012 and January 29, 2012, self-insurance reserves totaled approximately $103 million and $101 million, respectively.

NOTE 2 — ACQUISITION

On May 2, 2011, the Company closed on a transaction to acquire substantially all of the assets of Rexford Albany Municipal Supply Company, Inc. (“RAMSCO”) for approximately $21 million. RAMSCO specializes in distributing water, sanitary and storm sewer materials primarily to municipalities and contractors through four locations in upstate New York. These locations are operated as part of the HD Supply Waterworks business. In accordance with the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805, Business Combinations, the results of the acquisition are reflected in the Company’s consolidated financial statements from the date of acquisition forward.

NOTE 3 — DISCONTINUED OPERATIONS

On March 26, 2012, the Company sold all of the issued and outstanding equity interests in its Industrial Pipes, Valves and Fittings (“IPVF”) business to Shale-Inland Holdings, LLC for proceeds of approximately $469 million, which is subject to a customary working capital adjustment. Upon closing, the Company received cash proceeds of approximately $464 million, net of $5 million of transaction costs. As a result of the sale, the Company recorded a $9 million pre-tax gain in the first quarter of fiscal 2012.

On September 9, 2011, the Company sold all of the issued and outstanding equity interests in its Plumbing/HVAC (“Plumbing”) business to Hajoca Corporation. The Company received cash proceeds of approximately $116 million, net of $8 million remaining in escrow and $4 million of transaction costs. As a result of the sale, the Company recorded a $7 million pre-tax gain in fiscal 2011. During the first quarter of fiscal 2012, the Company paid an additional $1 million in transaction costs.

On February 28, 2011, HD Supply Canada sold substantially all of the assets of SESCO/QUESCO (“SESCO”), an electrical products division of HD Supply Canada, to Sonepar Canada, and received proceeds of approximately $11 million, less $1 million remaining in escrow. As a result of the sale, the Company recorded a $2 million pre-tax gain in fiscal 2011.

Summary Financial Information

In accordance with ASC 205-20, Discontinued Operations, the results of the IPVF, Plumbing and SESCO operations and the gain on sale of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sale of businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). All prior period Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been restated to reflect this presentation. The following tables provide additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended
	April 29, 2012	May 1, 2011
Net sales	$127	$283
Gain on sale of discontinued operations	9	2

Income (loss) before provision for income taxes	16	6
Provision for income taxes	—	1

Income (loss) from discontinued operations, net of tax	$16	$5

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Sales — HD Supply derived revenue from the sale of products to Home Depot of $69 million and $56 million in the three months ended April 29, 2012 and May 1, 2011, respectively. The revenue was recorded at an amount that generally approximates fair value. Accounts receivable from the sale of products to Home Depot were approximately $30 million at April 29, 2012 and $45 million at January 29, 2012, and are included within Receivables in the accompanying Consolidated Balance Sheets.

Equity Sponsors

Sponsor Management Fee — In conjunction with the closing of the Transactions, the Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee (“Sponsor Management Fee”) and related expenses through August 2017. The three months ended April 29, 2012 and May 1, 2011 each include $1 million in Sponsor Management Fees and related expenses. These charges are included in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Notes — As of April 29, 2012, affiliates of the Equity Sponsors beneficially owned all of the $757 million outstanding principal of the Company’s 14.875% Senior Notes. In addition, management of the Company has been informed that, as of April 29, 2012, affiliates of certain of the Equity Sponsors beneficially owned approximately $713 million aggregate principal amount, or 39%, of the Company’s 13.5% Senior Subordinated Notes due 2015 and approximately $45 million aggregate principal amount of the Company’s other outstanding indebtedness.

NOTE 5 — DEBT

On April 12, 2012, HD Supply, Inc. consummated the following transactions (the “Refinancing Transactions”) in connection with the refinancing of the senior portion of its debt structure:

•	the issuance of $950 million of its 8.125% Senior Secured First Priority Notes due 2019 (the “First Priority Notes”);

•	the issuance of $675 million of its 11% Senior Secured Second Priority Notes due 2020 (the “Second Priority Notes”);

•	the issuance of approximately $757 million of its 14.875% Senior Notes due 2020 (the “Senior Notes”);

•	entry into a new senior term facility (the “Senior Term Facility”) maturing in 2017 and providing for term loans in an aggregate principal amount of $1 billion; and

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

entry into a new senior asset based lending facility (the “ABL Facility”) maturing in 2017 and providing for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1.5 billion.

The proceeds of the First Priority Notes, the Second Priority Notes, the Senior Notes, the Senior Term Facility and the ABL Facility were used to (i) repay all amounts outstanding under the Existing Senior Secured Credit Facility (as defined below), (ii) repay all amounts outstanding under the Existing ABL Credit Facility (as defined below), (iii) repurchase all remaining outstanding Old Senior Notes (as defined below) and (iv) pay related fees and expenses.

As a result of the Refinancing Transactions, the Company incurred $72 million in debt issuance costs, of which $63 million was paid as of April 29, 2012, and recorded a $220 million loss on extinguishment, which included a $150 million premium payment to redeem the Old Senior Notes, $46 million to write-off the pro-rata portion of the unamortized deferred debt costs, and $24 million to write-off the remaining unamortized Other asset associated with Home Depot’s guarantee of the Company’s payment obligations for principal and interest under the Term Loan under the Existing Senior Secured Credit Facility that was terminated in the Refinancing Transactions.

Unamortized deferred debt costs

In accordance with ASC 470, Debt, the Company determined that all of the redemption of Old Senior Notes was an extinguishment as either the original note holders were unknown or the refinancing was considered a “substantial” change. As a result of the extinguishment, the Company wrote-off approximately $24 million in unamortized deferred financing charges associated with the Old Senior Notes. Similarly, under ASC 470, approximately $834 million of the Existing ABL Credit Facility and approximately $1,169 million of the Existing Senior Secured Credit Facility were deemed extinguishments, with the remaining portions considered modifications. As a result of the extinguishment, the Company wrote-off approximately $22 million of $42 million in unamortized deferred financing charges associated with these credit agreements.

Long-term debt as of April 29, 2012 and January 29, 2012 consisted of the following (dollars in millions):

	April 29, 2012		January 29, 2012
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
ABL Facility due April 12, 2017	$370	2.24	$—	—
Term Loan due October 12, 2017, net of unamortized discount of $30 million as of April 29, 2012	970	7.25	—	—
8.125% First Priority Notes due April 15, 2019	950	8.13	—	—
11.0% Second Priority Notes due April 15, 2020	675	11.00	—	—
14.875% Senior Notes due October 15, 2020, net of unamortized discount of $30 million as of April 29, 2012	727	14.88	—	—
Term Loan due August 30, 2012	—	—	73	1.53
Term Loan due April 1, 2014	—	—	855	3.03
ABL Term Loan due April 1, 2014	—	—	214	3.56
12.0% Senior Notes due September 1, 2014	—	—	2,500	12.00
13.5% Senior Subordinated Notes due September 1, 2015	1,820	13.50	1,820	13.50

Total long-term debt	$5,512		5,462
Less current installments	(8)		(82)

Long-term debt, excluding current installments	$5,504		$5,380

(1)	Represents the stated rate of interest, without including the effect of discounts.

8 1/8% Senior Secured First Priority Notes due 2019

The Company issued $950 million of its First Priority Notes under an Indenture, dated, and amended, as of April 12, 2012 (the “First Priority Indenture”) among the Company, certain subsidiaries of the Company, as guarantors (the “Subsidiary Guarantors”), the Trustee, and the Note Collateral Agent. The First Priority Notes bear interest at

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

a rate of 8 1/8% per annum and will mature on April 15, 2019. Interest will be paid semi-annually in arrears on April 15th and October 15th of each year, commencing on October 15, 2012.

The First Priority Notes are senior secured indebtedness of the Company and rank equal in right of payment with all of our existing and future senior indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness.

The First Priority Notes are guaranteed, on a senior secured basis, by each of the Company’s Wholly Owned Domestic Subsidiaries (as defined in the First Priority Indenture) (other than an Excluded Subsidiary (as defined in the First Priority Indenture)) and by each of the Company’s other Domestic Subsidiaries (as defined in the First Priority Indenture) that is a borrower under the ABL Facility or that guarantees payment of indebtedness of the Company under any Credit Facility or Capital Markets Securities (as defined in the First Priority Indenture). These guarantees are subject to release under customary circumstances as stipulated in the First Priority Indenture.

Collateral

The First Priority Notes and the related guarantees are secured by a first-priority security interest in substantially all of the tangible and intangible assets of the Company and the Subsidiary Guarantors (other than the ABL Priority Collateral, in which the First Priority Notes and the related guarantees have a second priority security interest), including pledges of all Capital Stock of the Company’s Restricted Subsidiaries directly owned by the Company and the Subsidiary Guarantors (but only up to 65% of each series of Capital Stock of each direct Foreign Subsidiary owned by the Company or any Subsidiary Guarantor), subject to certain thresholds, exceptions and permitted liens, and excluding any Excluded Assets (as defined in the First Priority Indenture) and Excluded Subsidiary Securities (as defined in the First Priority Indenture) (the “Cash Flow Priority Collateral”).

In addition, the First Priority Notes and the related guarantees are secured by a second-priority security interest in substantially all of the Company’s and the Subsidiary Guarantors’ present and future assets which secure the Company’s obligations under the ABL Facility on a first priority basis, including accounts receivable, inventory and other related assets and all proceeds thereof, subject to permitted liens. Such assets are referred to as the “ABL Priority Collateral.” (The Cash Flow Priority Collateral and the ABL Priority Collateral together are referred to herein as the “Collateral.”)

Redemption

The Company may redeem the First Priority Notes, in whole or in part, at any time (1) prior to April 15, 2015, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the First Priority Indenture and (2) on and after April 15, 2015, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 15 of the year set forth below.

Year	Percentage
2015	106.094%
2016	104.063%
2017	102.031%
2018 and thereafter	100.000%

In addition, at any time prior to April 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the First Priority Notes with the proceeds of certain equity offerings at a redemption price of 108.125% of the principal amount in respect of the First Priority Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the First Priority Notes are redeemed, an aggregate principal amount of First Priority Notes equal to at least 50% of the original aggregate principal amount of First Priority Notes must remain outstanding immediately after each such redemption of First Priority Notes.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11% Senior Secured Second Priority Notes due 2020

The Company issued $675 million of its Second Priority Notes under an Indenture, dated, and amended, as of April 12, 2012 (the “Second Priority Indenture”), among the Company, the Subsidiary Guarantors, the Trustee, and the Note Collateral Agent. The Second Priority Notes bear interest at a rate of 11% per annum and will mature on April 15, 2020. Interest will be paid semi-annually in arrears on April 15th and October 15th of each year, commencing on October 15, 2012.

The Second Priority Notes are senior secured indebtedness of the Company and rank equal in right of payment with all of the Company’s existing and future senior indebtedness and senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

The Second Priority Notes are guaranteed, on a senior secured basis, by each of the Company’s Wholly Owned Domestic Subsidiaries (as defined in the Second Priority Indenture), other than an Excluded Subsidiary (as defined in the Second Priority Indenture), and by each of the Company’s other Domestic Subsidiaries (as defined in the Second Priority Indenture) that is a borrower under the ABL Facility or that guarantees payment of indebtedness of the Company under any Credit Facility or Capital Markets Securities (as defined in the Second Priority Indenture). These guarantees are subject to release under customary circumstances as stipulated in the Second Priority Indenture.

Collateral

The Second Priority Notes and the related guarantees are secured by a second-priority security interest in the Cash Flow Priority Collateral, subject to permitted liens. In addition, the Second Priority Notes and the related guarantees are secured by a third-priority security interest in the ABL Priority Collateral, subject to permitted liens.

Redemption

The Company may redeem the Second Priority Notes, in whole or in part, at any time (1) prior to April 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the Second Priority Indenture and (2) on and after April 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 15 of the year set forth below.

Year	Percentage
2016	105.500%
2017	102.750%
2018 and thereafter	100.000%

In addition, at any time prior to April 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Second Priority Notes with the proceeds of certain equity offerings at a redemption price of 111.000% of the principal amount in respect of the Second Priority Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the Second Priority Notes are redeemed, an aggregate principal amount of Second Priority Notes equal to at least 50% of the original aggregate principal amount of Second Priority Notes must remain outstanding immediately after each such redemption of Second Priority Notes.

14.875% Senior Notes due 2020

The Company issued $757 million (net of $30 million of original issue discount) of its Senior Notes under an Indenture, dated as of April 12, 2012 (the “Senior Notes Indenture”), among the Company, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee to investment funds associated with Bain Capital Partners, LLC, Carlyle Investment Management, LLC and Clayton, Dubilier & Rice, LLC, the Equity Sponsors. The Senior Notes bear interest at a rate of 14.875% per annum and will mature on October 12, 2020. Interest will be paid semi-annually in arrears on each April 12th and October 12th through maturity, commencing

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

on October 12, 2012, except that the first eleven payment periods through October 2017 shall be paid in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than paid in cash.

Affiliates of certain of the Equity Sponsors owned an aggregate principal amount of approximately $484 million of the Old Senior Notes which they exchanged in a non-cash transaction for their investment in the Senior Notes.

The Senior Notes and the guarantees thereof are the Company’s and the guarantors’ senior unsecured indebtedness and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company and the guarantors and rank senior in right of payment to all existing and future subordinated obligations of the Company and the guarantors

Redemption

The Company may redeem the Senior Notes, in whole or in part, at any time (1) prior to April 12, 2015, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the Senior Notes Indenture and (2) on and after April 12, 2015, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 12 of the years set forth below.

Year	Percentage
2015	111.1563%
2016	107.4375%
2017	103.7188%
2018 and thereafter	100.0000%

In addition, at any time prior to April 12, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a redemption price of 114.875% of the principal amount in respect of the Senior Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the Senior Notes are redeemed, an aggregate principal amount of Senior Notes equal to at least 50% of the original aggregate principal amount of Senior Notes must remain outstanding immediately after each such redemption of Senior Notes.

On or after April 12, 2017, the Company will be required to redeem or pay portions of the Senior Notes in amounts intended to ensure the Senior Notes are not treated as applicable high yield discount obligations for U.S. federal income tax purposes.

First Priority Notes and Second Priority Notes (collectively the “Priority Notes”) and Senior Notes

Offer to Repurchase

In the event of certain events that constitute a Change of Control (as defined in the First Priority Indenture and Second Priority Indenture, collectively the “Priority Indentures” and the Senior Notes Indenture), the Company must offer to repurchase all of the Priority Notes and Senior Notes (unless otherwise redeemed) at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date. If the Company sells assets under certain circumstances, the Company must use the proceeds to make an offer to purchase the Priority Notes and Senior Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Covenants

The Priority Indentures and the Senior Notes Indenture contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of the Company’s restricted subsidiaries to pay dividends to the Company or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; and enter into certain transactions with the Company’s affiliates. Most of these covenants will cease to apply for so long as the Priority Notes and Senior Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Events of Default

The Priority Indentures and Senior Note Indenture also provide for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and other monetary obligations on all the then outstanding Priority Notes and Senior Notes to be due and payable immediately. The Priority Indentures and Senior Note Indenture also provide for specified cross default and cross acceleration to other material indebtedness. It is also an event of default if more than $450.0 million aggregate principal amount of (1) the Company’s 13.5% Senior Subordinated Notes due 2015 (the “Senior Subordinated Notes”) remains outstanding on the date that is 90 days or 45 days, in the case of the Priority Notes and Senior Notes, respectively, prior to the scheduled maturity date of the Senior Subordinated Notes or (2) any unsecured indebtedness of the Company or any restricted subsidiary incurred to refinance the Senior Subordinated Notes remains outstanding on the date that is 90 days or 45 days, in the case of the Priority Notes and Senior Notes, respectively, prior to the scheduled maturity date of the such refinancing indebtedness.

Registration Rights Agreements

The Priority Notes and the guarantees have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). The Company has agreed to make an offer to exchange the Priority Notes for registered, publicly tradable notes that have substantially identical terms as the Priority Notes within 270 days following the original issue date of the Priority Notes. The Company is obligated to pay additional interest, up to a maximum additional interest rate of 0.50% per annum, on the Priority Notes if the exchange offer has not been completed within 360 days following the original issue date of the Priority Notes.

The Senior Notes and the guarantees have not been registered under the Securities Act. Under the Senior Notes Exchange and Registration Rights Agreement, the holders of the Senior Notes will not have registration rights until the later of (a) the date when 75% of the Senior Subordinated Notes have been repaid or refinanced and (b) the earlier of (i) October 12, 2013 and the date that is 90 days after a registration statement with respect to the Second Priority Notes has become effective. Thereafter, the holders of the Senior Notes will have limited demand and piggy-back registration rights.

Senior Credit Facilities

Senior Term Facility

The Senior Term Facility consists of a senior secured Term Loan Facility (the “Term Loan Facility”; the term loan thereunder, the “Term Loan”) providing for a Term Loan in an aggregate principal amount of $1,000 million (net of $30 million of original issue discount). The Term Loan Facility also permits the Company to add one or more incremental term loans, revolving or letter of credit facilities of up to $250 million plus a certain amount depending on a secured first lien leverage ratio test included in the Term Loan Facility. The Term Loan bears interest at LIBOR (subject to a floor of 1.25%) plus a borrowing margin of 6.00% or Prime plus a borrowing margin of 5.00% at the Company’s election, payable at the end of each calendar quarter with respect to Prime rate draws or at the maturity of each LIBOR draw (unless a draw is for a six-, nine-, or twelve-month period, then interest shall be paid quarterly). The Term Loan amortizes in nominal quarterly installments, beginning September 30, 2012, equal to 0.25% of the original aggregate principal amount of the Term Loan and matures on October 12, 2017 (the “Term Loan Maturity Date”); provided that if more than $450 million aggregate principal amount of the Senior Subordinated Notes remain outstanding as of the date occurring 90 days prior to the date of the scheduled maturity of the Senior Subordinated Notes, the Term Loan Facility will mature, and the balances of any then outstanding Term Loans will be payable, on the date occurring 90 days prior to the scheduled maturity of the Senior Subordinated Notes and in the event that more than $450 million aggregate principal amount of any unsecured indebtedness incurred to refinance the Senior Subordinated Notes remains outstanding on the date (the “Second Springing Maturity Date”) that is 90 days prior to the maturity date of such refinancing indebtedness, the Term Loan Facility will mature on the earlier of the Second Springing Maturity Date and October 12, 2017, provided further that the individual applicable lenders may agree to extend the maturity of their respective Term Loans upon the Company’s request and without the consent of any other applicable lender.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Senior Term Facility is senior secured indebtedness of the Company and ranks equal in right of payment with all of the Company’s existing and future senior indebtedness and senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

The Senior Term Facility is guaranteed, on a senior secured basis, by the Subsidiary Guarantors. These guarantees are subject to release under customary circumstances. The guarantee of each Subsidiary Guarantor is a senior secured obligation of that Subsidiary Guarantor and ranks equal in right of payment with all existing and future senior indebtedness of that Subsidiary Guarantor and senior in right of payment to all existing and future subordinated indebtedness of such Subsidiary Guarantor.

Collateral

The Senior Term Facility and the related guarantees are secured by a first-priority security interest in the Cash Flow Priority Collateral, subject to permitted liens. In addition, the Senior Term Facility and the related guarantees are secured by a second-priority security interest in the ABL Priority Collateral, subject to permitted liens.

Prepayment

Prior to the first anniversary of the closing date of the Term Loan Facility, the loans under the Term Loan Facility may not be optionally prepaid. During the second and third years following the closing date of the Term Loan Facility, the Term Loans may be optionally prepaid at a price of 102% and 101%, respectively, of the principal amount being prepaid. On and after the third anniversary of the closing date of the Term Loan Facility, the Term Loans may be prepaid without premium or penalty. Under certain circumstances and subject to certain exceptions, the Term Loan Facility will be subject to mandatory prepayment in an amount equal to:

•	100% of the net proceeds (other than those that are used to purchase certain assets or to repay certain other indebtedness) of certain asset sales and certain insurance recovery events; and

•	50% of annual excess cash flow for any fiscal year, such percentage to decrease to 0% depending on the attainment of certain secured leverage ratio targets.

In addition, upon the incurrence of certain events constituting a Change of Control (as defined in credit agreement governing the Term Loan Facility (the “Term Loan Credit Agreement”)), the Company must offer to prepay the Term Loans (unless otherwise repaid) at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repayment date.

Guarantee

The Company is the borrower under the Term Loan Facility. The Subsidiary Guarantors guarantee the Company’s payment obligations under the Term Loan Facility.

The Company’s obligations under the Term Loan Facility and the guarantees thereof are secured in favor of the collateral agent by (i) all of the capital stock of the Company, all capital stock of all domestic subsidiaries directly owned by the Company and the Subsidiary Guarantors and 65% of the capital stock of any foreign subsidiary owned directly by the Company or any Subsidiary Guarantors (it being understood that a foreign subsidiary holding company will be deemed a foreign subsidiary) and (ii) substantially all other tangible and intangible assets owned by the Company and each Subsidiary Guarantor, in each case to the extent permitted by applicable law and subject to certain exceptions and subject to the priority of liens between the Term Loan Facility, the First Priority Notes, the Second Priority Notes and the ABL Facility.

Covenants

The Term Loan Facility contains a number of covenants that, among other things, limit the ability of the Company and its restricted subsidiaries, as described in the Term Loan Credit Agreement, to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of the Company’s restricted subsidiaries to pay dividends to the Company or make other intercompany transfers; create

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with the Company’s affiliates; and prepay or amend the terms of certain indebtedness.

The Term Loan Facility also contains certain affirmative covenants, including financial and other reporting requirements.

Asset Based Lending Facility

The ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base). Extensions of credit under the ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of April 29, 2012, the Company has $662 million of available borrowings under the ABL Facility (after giving effect to the borrowing base limitations and approximately $66 million in letters of credit issued and including $55 million of borrowings available on qualifying cash balances).

A portion of the ABL Facility is available for letters of credit and swingline loans. The ABL Facility also includes a sub-facility for loans and letters of credit in Canadian dollars. The ABL Facility also permits the Company to add one or more incremental term loans, revolving or letter of credit facilities to be included in the ABL Facility up to an aggregate maximum amount of $1,900 million for the total commitments under the ABL Facility (including all incremental commitments).

Until the date that is three months after the closing date of the ABL Facility, at the option of the applicable borrower, the interest rates applicable to the loans under the ABL Facility will be based, (i) in the case of U.S. dollar denominated loans, either a LIBOR plus 2.00% or Prime Rate plus 1.00% and (ii) in the case of Canadian dollar denominated loans, either the BA Rate plus 2.00% or the Canadian Prime Rate plus 1.00%. From and after the date that is three months after the closing date of the ABL Facility, the foregoing interest margins will be subject to a pricing grid, as included in ABL Facility agreement, based on average excess availability for the previous fiscal quarter. The ABL facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the agreement) then in effect for LIBOR Loans and an unused commitment fee of 0.50% per annum during the initial three month period after April 12, 2012 and is then subject to a pricing grid, as included in the ABL Facility agreement, based on the Average Daily Used Percentage (as defined in the agreement).

The ABL Facility will mature on April 12, 2017; provided that if more than $450 million aggregate principal amount of the Senior Subordinated Notes remain outstanding as of the date occurring 90 days prior to the date of the scheduled maturity of the Senior Subordinated Notes, the ABL Facility will mature, and the balances of any then outstanding loans under the ABL Facility will be payable, on the date occurring 90 days prior to the scheduled maturity of the Subordinated Notes and in the event that more than $450 million aggregate principal amount of any unsecured indebtedness incurred to refinance the Subordinated Notes remains outstanding on the date (the “Second Springing Maturity Date”) that is 90 days prior to the scheduled maturity date of such refinancing indebtedness, the ABL Facility will mature on the earlier of the Second Springing Maturity Date and April 12, 2017; provided further that the individual applicable lenders may agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other applicable lender.

The ABL Facility is senior secured indebtedness of the Company and ranks equal in right of payment with all of the Company’s existing and future senior indebtedness and senior in right of payment to all of the Company’s existing and future subordinated indebtedness.

The ABL Facility is guaranteed, on a senior secured basis, by the Subsidiary Guarantors. These guarantees are subject to release under customary circumstances as stipulated in the agreement.

The ABL Facility is secured by a first-priority security interest in the ABL Priority Collateral, subject to permitted liens.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prepayments

The ABL Facility may be prepaid at the Company’s option at any time without premium or penalty and will be subject to mandatory prepayment if the outstanding ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess. Mandatory prepayments do not result in a permanent reduction of the lenders’ commitments under the ABL Facility.

Guarantees

The Company and at the Company’s option, certain of the Company’s subsidiaries, including HD Supply Canada, Inc., a Canadian subsidiary (the “Canadian Borrower”), are the borrowers under the ABL Facility. The Subsidiary Guarantors guarantee the Company’s payment obligations under the ABL Facility (and, in the case of Canadian obligations, each direct and indirect wholly-owned Canadian subsidiary, subject to certain exceptions, in each case to the extent otherwise permitted by applicable law, regulation and contractual provision (the “Canadian Guarantors”) guarantee the Canadian Borrower’s payment obligations under the ABL Facility).

The Company’s obligations under the ABL Facility and the guarantees thereof, are secured in favor of the U.S. ABL collateral agent, by (i) all of the capital stock of the Company, all capital stock of all domestic subsidiaries directly owned by the Company and the Subsidiary Guarantors and 65% of the capital stock of any foreign subsidiary held directly by the Company or any Subsidiary Guarantor (it being understood that a foreign subsidiary holding company will be deemed a foreign subsidiary) and (ii) substantially all other tangible and intangible assets owned by the Company and each Subsidiary Guarantor, in each case to the extent permitted by applicable law and subject to certain exceptions and subject to the priority of liens between the Term Loan Facility, the First Priority Notes, the Second Priority Notes and the ABL Facility.

The Canadian obligations under the ABL Facility are also secured by liens on substantially all assets of the Canadian Borrower and the Canadian Guarantors, subject to certain exceptions.

Covenants

The ABL Facility contains a number of covenants that, among other things, limit or restrict the Company’s ability and, in certain cases, the Company’s subsidiaries to make acquisitions, mergers, consolidations, dividends, and to prepay certain indebtedness (including the First Priority Notes, the Second Priority Notes and the Senior Notes), in each case to the extent any such transaction would reduce availability under the ABL Facility below a specified amount.

In addition, if the Company’s specified excess availability (including an amount by which the Company’s borrowing base exceeds the existing commitments) under the ABL Facility falls below the greater of $150 million and 10% of the aggregate commitments (a “Liquidity Event”), the Company will be required to maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0, as defined in the ABL Facility.

The ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements.

Events of Default under the ABL Facility and Term Loan Facility

The ABL Facility and Term Loan Facility also provide for customary events of default, including non-payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, specified cross default and cross acceleration to other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interest, material judgments and changes of control.

13.5% Senior Subordinated Notes

On August 30, 2007, the Company issued $1.3 billion of Senior Subordinated Notes due 2015 bearing interest at a rate of 13.5% (the “13.5% Senior Subordinated Notes”). Interest payments are due each March and September 1st through maturity except that the first eight payment periods through September 2011 were paid in kind (“PIK”) and therefore increased the balance of the outstanding indebtedness rather than paid in cash. As of April 29, 2012, the outstanding principal balance of the 13.5% Senior Subordinated Notes was $1.8 billion.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — FAIR VALUE MEASUREMENTS

The fair value measurements and disclosure principles of U.S. GAAP (ASC 820, Fair Value Measurements and Disclosures) define fair value, establish a framework for measuring fair value and provide disclosure requirements about fair value measurements. These principles define a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	— Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	— Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly;

Level 3	— Unobservable inputs in which little or no market activity exists.

The Company’s financial instruments that are not reflected at fair value on the balance sheet were as follows as of April 29, 2012 and January 29, 2012 (amounts in millions):

	As of April 29, 2012		As of January 29, 2012
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
ABL Facility	$370	$356	$—	$—
Term Loans and Notes	5,142	5,207	5,462	5,070

Total	$5,512	$5,563	$5,462	$5,070

(1)	These amounts do not include accrued interest; accrued interest is classified as Other current liabilities and Other liabilities in the accompanying Consolidated Balance Sheets.

The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt. The Term Loans outstanding as of January 29, 2012 and due August 30, 2012 and April 1, 2014 were guaranteed by Home Depot. Therefore, management’s estimates of fair value for these Term Loans were based on a review of the fair value of debt issued by companies with similar credit ratings as Home Depot. For all of the Company’s other debt instruments, management’s fair value estimates were based on recent similar credit facilities initiated by companies with like credit quality in similar industries, quoted prices for similar instruments, and inquiries with certain investment communities.

NOTE 7 — INCOME TAXES

As of April 29, 2012, the Company’s combined federal, state and foreign effective tax rate for continuing operations for the fiscal year ending February 3, 2013 is a 9.5% provision, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions. The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other charges, as well as discrete events, such as settlements of audits. The Company is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes.

With regard to the increase in the valuation allowance and the impact the valuation allowance had on income tax expense, the valuation allowance was directly impacted by the increasing of the deferred tax liability for U.S. goodwill amortization for tax purposes. The deferred tax liability related to the Company’s U.S. tax deductible goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences. The Company does not believe it is “more likely than not” it will realize its U.S. deferred tax assets equal to deferred liability created by tax deductible goodwill and therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance. During the three months ended April 29, 2012, the impact of the amortization of the indefinite lived intangibles increased income tax expense by $28 million.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s unrecognized tax benefits as of January 29, 2012 in accordance with the income taxes principles of U.S. GAAP (ASC 740, Income Taxes) were $196 million. During the three months ended April 29, 2012, the balance for unrecognized tax benefits decreased $1 million as a result of settlements for tax positions in a prior period. The Company’s ending balance as of April 29, 2012 for unrecognized tax benefits was $195 million. The Company’s ending net accrual for interest related to unrecognized tax benefits was $19 million at both April 29, 2012 and January 29, 2012.

During fiscal year 2010, the Company determined that it did not meet the “more likely than not” standard that substantially all of its net U.S. deferred tax assets would be realized and therefore, the Company established a valuation allowance for its net U.S. deferred tax assets. With regard to the U.S., the Company continues to believe that a full valuation allowance is needed against the majority of its net deferred tax assets in the U.S. As of April 29, 2012, the Company’s U.S. valuation allowance was $644 million and the Company expects to continue to add to its gross deferred tax assets for anticipated net operating losses.

See Note 10, Commitments and Contingencies, for discussion on the Internal Revenue Service audit of the Company’s U.S. federal income tax returns.

NOTE 8 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of April 29, 2012 and January 29, 2012 consisted of the following (amounts in millions):

	April 29, 2012	January 29, 2012
Trade receivables, net of allowance for doubtful accounts	$891	$919
Vendor rebate receivables	53	71
Other receivables	26	12

Total receivables, net	$970	$1,002

Other Current Liabilities

Other current liabilities as of April 29, 2012 and January 29, 2012 consisted of the following (amounts in millions):

	April 29, 2012	January 29, 2012
Accrued interest	$55	$233
Accrued non-income taxes	38	31
Branch closure & consolidation reserves	15	16
Other	108	98

Total other current liabilities	$216	$378

Significant Non-Cash Transaction

Interest payments on the 13.5% Senior Subordinated Notes are due each March 1st and September 1st through maturity except that the first eight payment periods through September 2011 were paid in kind (“PIK”) and therefore increased the balance of the outstanding indebtedness rather than paid in cash. The Company made a PIK interest payment during the three months ended May 1, 2011 of $108 million, increasing the outstanding balance of the 13.5% Senior Subordinated Notes.

Supplemental Cash Flow Information

Cash paid for interest in the three months ended April 29, 2012 and May 1, 2011 was $329 million and $163 million, respectively. Cash paid or received for income taxes, net of refunds, in the three months ended April 29, 2012 and May 1, 2011 was less than $1 million and an approximate $1 million net refund, respectively.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

Concurrent with the Transactions and acquisition integration, management evaluated the operations and performance of individual branches and identified branches for closure or consolidation. In addition, during fiscal years 2008 and 2009, management initiated additional plans to restructure its business, which included evaluating opportunities to consolidate branches, reduce costs, more efficiently employ working capital and streamline activities. Under these plans, which were completed in fiscal 2010, management closed or consolidated 235 branches and reduced workforce personnel by approximately 5,000 employees. The Company does not expect to incur additional restructuring charges under these plans.

The remaining liability balances for these plans represents the net present value of future lease obligations, including rent, taxes, utilities, etc., less estimated sublease income of the closed branches. The Company regularly reviews the assumptions used to estimate these liabilities.

The following table presents the activity for the liability balances, included in Other current liabilities and Other liabilities in the Consolidated Balance Sheets (amounts in millions):

Balance — January 29, 2012	$40
Cash payments	(4)
Other	(1)

Balance — April 29, 2012	$35

As of April 29, 2012, approximately $15 million of the liability balances for the branch closure and consolidation activities is classified as a current liability on the Company’s Consolidated Balance Sheet. Payments for occupancy costs are expected to be substantially complete over the next six years, with certain property lease obligations extending out as far as fourteen years. The Company continues to actively pursue buyout options or subleasing opportunities for the leased properties. The expected timing of cash payments related to the branch closure and consolidation activities could change or adjustments to the reserve may become necessary depending on the success and timing of entering into these types of agreements.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Internal Revenue Service

HD Supply carried back tax net operating losses (“NOL”) from its tax years ended on February 3, 2008 and February 1, 2009 to taxable years during which the Company was a member of Home Depot’s U.S. federal consolidated group. As a result of those NOL carrybacks, Home Depot received cash refunds from the IRS in the amount of approximately $354 million. Under an agreement (the “Agreement”) between HDS Investment Holding Inc. (the Company’s ultimate parent corporation) and Home Depot, Home Depot paid to the Company the refund proceeds resulting from the NOL carrybacks.

In connection with an audit of the Company’s U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009, the IRS has disallowed certain deductions claimed by the Company. During fiscal 2012, the IRS issued a formal Revenue Agents Report challenging approximately $299 million (excluding interest) of the cash refunds resulting from the Company’s NOL carrybacks. As of April 29, 2012, the Company estimates the interest to which the IRS would be entitled, if successful in all claims, to be approximately $25 million. If the IRS is ultimately successful with respect to the proposed adjustments, the Company, pursuant to the terms of the Agreement, would be required to pay Home Depot an amount equal to the disallowed refunds plus related interest. If the IRS is successful in defending its positions with respect to the disallowed deductions, certain of those disallowed deductions may be available to the Company in the form of increases in the Company’s deferred tax assets by approximately $231 million before valuation allowance.

The Company believes that its positions with respect to the deductions and the corresponding NOL carrybacks are supported by, and consistent with, applicable tax law. In collaboration with Home Depot, the Company is challenging the IRS’ proposed adjustments by filing a formal protest with the Office of Appeals Division within the IRS. During the administrative appeal period and as allowed under statute, the Company intends to vigorously defend its positions rather than pay any amount related to the adjustments. In the event of an

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

unfavorable outcome at the Office of Appeals, the Company will strongly consider litigating the matter in U.S. Tax Court. The unpaid assessment would continue to accrue interest at the statutory rate until resolved. If the Company is ultimately required to pay a significant amount to Home Depot (or the IRS) related to the proposed IRS adjustments pursuant to the terms of the Agreement, the Company’s cash flows, future results of operations and financial positions could be affected in a significant and adverse manner.

Legal Matters

HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, based on current knowledge, all reasonably estimable and probable matters are believed to be adequately reserved for or covered by insurance. For all such other matters, management believes the possibility of losses from such matters are remote or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.

NOTE 11 — SEGMENT INFORMATION

HD Supply’s operating segments are based on management structure and internal reporting. Each segment offers different products and services to the end customer, except for Corporate, which provides general corporate overhead support and HD Supply Canada (included in Other), which is organized based on geographic location. The Company determines the reportable segments in accordance with the principles of segment reporting within U.S. GAAP (ASC 280, Segment Reporting). For purposes of evaluation under these segment reporting principles, the Chief Operating Decision Maker for HD Supply assesses HD Supply’s ongoing performance, based on the periodic review and evaluation of Net sales, Adjusted EBITDA, and certain other measures for each of the operating segments.

HD Supply has four reportable segments, each of which is presented below:

•

Facilities Maintenance — Supplies maintenance, repair and operations (“MRO”) products and upgrade and renovation services largely to the multifamily, healthcare, hospitality, and institutional markets.

•	Waterworks — Distributes complete lines of water and wastewater transmission products, serving contractors and municipalities in all aspects of the water and wastewater industries.

•

Utilities/Electrical — Distributes electrical transmission and distribution products, power plant MRO supplies, smart-grid technologies, and provides materials management and procurement outsourcing arrangements to the power generation and distribution industries and distributes electrical products such as wire and cable, switch gear supplies, lighting and conduit to residential and commercial contractors.

•	White Cap — Distributes specialized hardware, tools, building materials, and safety equipment to professional contractors.

In addition to the reportable segments, the Company’s consolidated financial results include an Other category, Corporate, & Eliminations. Other primarily consists of (i) Repair & Remodel, offering light remodeling and construction supplies primarily to small remodeling contractors and tradesmen; (ii) Crown Bolt, a retail distribution operator, providing program and packaging solutions, sourcing, distribution, and in-store service, primarily serving Home Depot; (iii) CTI, offering turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for residential, commercial, and senior living projects; and (iv) HD Supply Canada, comprised of HD Supply’s Canadian operations (other than the Canadian utilities operations, which is included in the Utilities/Electrical segment, and Commercial Direct, which is included in the Facilities Maintenance segment). Corporate has enterprise management responsibility and centralized support functions for some of the segments, information technology, human resources, sourcing and support services. All material intersegment transactions have been eliminated.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present Net sales, Adjusted EBITDA, and other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Waterworks	Utilities/ Electrical	White Cap	Other, Corporate, & Eliminations	Total Continuing Operations
Three Months Ended April 29, 2012
Net Sales	$497	$461	$415	$266	$197	$1,836
Adjusted EBITDA	85	28	14	8	(2)	133
Depreciation(1) & Software Amortization	9	2	1	3	8	23
Other Intangible Amortization	19	24	5	5	7	60

Three Months Ended May 1, 2011
Net Sales	$437	$387	$395	$216	$173	$1,608
Adjusted EBITDA	72	21	12	(3)	(6)	96
Depreciation(1) & Software Amortization	7	1	1	4	9	22
Other Intangible Amortization	19	24	5	5	8	61

(1)	Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Reconciliation to Consolidated Financial Statements

	Three Months Ended
	April 29, 2012	May 1, 2011
Total Adjusted EBITDA	$133	$96
Depreciation and amortization	83	83
Stock-based compensation	5	4
Management fees and expenses	1	1
Other	1	—

Operating income (loss)	43	8
Interest expense	166	158
Loss on extinguishment of debt	220	—
Other (income) expense, net	—	(1)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(343)	(149)
Provision (benefit) for income taxes	33	20

Income (loss) from continuing operations	$(376)	$(169)

NOTE 12 — SUBSIDIARY GUARANTORS

The Company has issued 13.5% Senior Subordinated Notes guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly-owned domestic subsidiaries of the Company. The subsidiaries of the Company that do not guarantee the 13.5% Senior Subordinated Notes (“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of the Company and include the Company’s operations in Canada and a non-operating subsidiary in the United States that holds an investment of $373 million in principal, $269 million net of the discount at April 29, 2012, of the Company’s 13.5% Senior Subordinated Notes, which is eliminated in consolidation.

In connection with the 13.5% Senior Subordinated Notes, the Company determined the need for compliance with Rule 3-10 of SEC Regulation S-X (“Rule 3-10”). In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(d) of SEC Regulation S-X. The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets, and the condensed statements of cash flows for the parent company issuer of the 13.5% Senior Subordinated Notes HD Supply, Inc. (the “Parent Issuer”), for the Guarantor

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Subsidiaries and for the Non-guarantor Subsidiaries and total consolidated HD Supply, Inc. and subsidiaries (amounts in millions):

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended April 29, 2012
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$1,736	$100	$—	$1,836
Cost of sales	—	1,239	74	—	1,313

Gross Profit	—	497	26	—	523
Operating expenses:
Selling, general and administrative	20	355	22	—	397
Depreciation and amortization	4	79	—	—	83

Total operating expenses	24	434	22	—	480
Operating Income (Loss)	(24)	63	4	—	43
Interest expense	188	75	—	(97)	166
Interest (income)	(75)	(2)	(20)	97	—
Net (earnings) loss of equity affiliates	(7)	—	—	7	—
Other (income) expense, net	220	—	—	—	220

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(350)	(10)	24	(7)	(343)
Provision (benefit) for income taxes	18	3	12	—	33

Income (Loss) from Continuing Operations	(368)	(13)	12	(7)	(376)
Income (loss) from discontinued operations, net of tax	8	8	—	—	16

Net Income (Loss)	$(360)	$(5)	$12	$(7)	$(360)
Other comprehensive income — foreign currency translation adjustment	3	—	3	(3)	3

Total Comprehensive Income (Loss)	$(357)	$(5)	$15	$(10)	$(357)

	Three Months Ended May 1, 2011
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$1,512	$96	$—	$1,608
Cost of sales	—	1,078	70	—	1,148

Gross Profit	—	434	26	—	460
Operating expenses:
Selling, general and administrative	18	330	22	—	370
Depreciation and amortization	3	78	1	—	82

Total operating expenses	21	408	23	—	452
Operating Income (Loss)	(21)	26	3	—	8
Interest expense	179	74	—	(95)	158
Interest (income)	(74)	(1)	(20)	95	—
Net (earnings) loss of equity affiliates	47	—	—	(47)	—
Other (income) expense, net	(1)	—	—	—	(1)

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(172)	(47)	23	47	(149)
Provision (benefit) for income taxes	2	8	10	—	20

Income (Loss) from Continuing Operations	(174)	(55)	13	47	(169)
Income (loss) from discontinued operations, net of tax	10	(7)	2	—	5

Net Income (Loss)	$(164)	$(62)	$15	$47	$(164)
Other comprehensive income — foreign currency translation adjustment	8	—	8	(8)	8

Total Comprehensive Income (Loss)	$(156)	$(62)	$23	$39	$(156)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	April 29, 2012
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$50	$14	$61	—	$125
Receivables, net	16	890	73	(9)	970
Inventories	—	856	61	—	917
Deferred tax asset	—	84	2	(56)	30
Other current assets	8	41	1	—	50

Total current assets	74	1,885	198	(65)	2,092

Property and equipment, net	60	305	5	—	370
Goodwill	—	3,144	7	—	3,151
Intangible assets, net	—	583	4	—	587
Deferred tax asset	131	—	6	(137)	—
Investment in subsidiaries	2,919	—	—	(2,919)	—
Intercompany notes receivable	2,774	551	—	(3,325)	—
Other assets	114	5	272	(269)	122

Total assets	$6,072	$6,473	$492	$(6,715)	$6,322

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11	$763	$44	$—	$818
Accrued compensation and benefits	30	61	3	—	94
Current installments of long-term debt	8	—	—	—	8
Deferred tax liabilities	56	—	—	(56)	—
Other current liabilities	110	104	11	(9)	216

Total current liabilities	215	928	58	(65)	1,136

Long-term debt, excluding current installments	5,773	—	—	(269)	5,504
Deferred tax liabilities	—	246	—	(137)	109
Intercompany notes payable	551	2,774	—	(3,325)	—
Other liabilities	313	33	7	—	353

Total liabilities	6,852	3,981	65	(3,796)	7,102

Stockholder’s equity (deficit)	(780)	2,492	427	(2,919)	(780)

Total liabilities and stockholder’s equity (deficit)	$6,072	$6,473	$492	$(6,715)	$6,322

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

	January 29, 2012
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$49	$12	$50	$—	$111
Receivables, net	4	922	97	(21)	1,002
Inventories	—	1,027	81	—	1,108
Deferred tax asset	—	89	2	(33)	58
Other current assets	8	34	5	—	47

Total current assets	61	2,084	235	(54)	2,326

Property and equipment, net	61	331	6	—	398
Goodwill	—	3,143	8	—	3,151
Intangible assets, net	—	731	4	—	735
Deferred tax asset	158	—	6	(164)	—
Investment in subsidiaries	3,456	—	—	(3,456)	—
Intercompany notes receivable	2,774	641	—	(3,415)	—
Other assets	122	6	261	(261)	128

Total assets	$6,632	$6,936	$520	$(7,350)	$6,738

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21	$648	$45	$—	$714
Accrued compensation and benefits	42	93	5	—	140
Current installments of long-term debt	82	—	—	—	82
Deferred tax liabilities	33	—	—	(33)	—
Other current liabilities	284	104	11	(21)	378

Total current liabilities	462	845	61	(54)	1,314

Long-term debt, excluding current installments	5,641	—	—	(261)	5,380
Deferred tax liabilities	—	275	—	(164)	111
Intercompany notes payable	641	2,774	—	(3,415)	—
Other liabilities	316	37	8	—	361

Total liabilities	7,060	3,931	69	(3,894)	7,166

Stockholder’s equity (deficit)	(428)	3,005	451	(3,456)	(428)

Total liabilities and stockholder’s equity (deficit)	$6,632	$6,936	$520	$(7,350)	$6,738

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Three Months Ended April 29, 2012
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows from operating activities	$(205)	$(71)	$37	$(25)	$(264)

Cash flows from investing activities
Capital expenditures	(5)	(17)	—	—	(22)
Proceeds from sale of property and equipment	—	1	—	—	1
Proceeds from sale of a business	463	—	—	—	463
Proceeds from (payments of) intercompany notes	—	89	—	(89)	—
Other investing activities	—	—	(2)	—	(2)

Net cash flows from investing activities	458	73	(2)	(89)	440

Cash flows from financing activities
Dividend payment	—	—	(25)	25	—
Borrowings (repayments) of intercompany notes	(89)	—	—	89	—
Borrowings of long-term debt	2,817	—		—	2,817
Repayments of long-term debt	(3,287)	—	—	—	(3,287)
Borrowings on long-term revolver	625	—	—	—	625
Repayments of long-term revolver	(255)	—	—	—	(255)
Debt issuance and modification fees	(63)	—		—	(63)

Net cash flows from financing activities	(252)	—	(25)	114	(163)

Effect of exchange rates on cash	—	—	1	—	1

Net increase (decrease) in cash & cash equivalents	$1	$2	$11	$—	$14
Cash and cash equivalents at beginning of period	49	12	50	—	111

Cash and cash equivalents at end of period	$50	$14	$61	$—	$125

	Three Months Ended May 1, 2011
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows from operating activities	$(185)	$(74)	$(10)	$—	$(269)

Cash flows from investing activities
Capital expenditures	(5)	(13)	—	—	(18)
Proceeds from sales of property and equipment	—	2	—	—	2
Proceeds from sale of a business	—	—	8	—	8
Purchase of investments	(21)	—	—	—	(21)
Proceeds from (payments of) intercompany notes	—	88	—	(88)	—

Net cash flows from investing activities	(26)	77	8	(88)	(29)

Cash flows from financing activities
Borrowings (repayments) of intercompany notes	(88)	—	—	88	—
Repayments of long-term debt	(3)	—	—	—	(3)
Borrowings on long-term revolver	400	—	—	—	400
Repayments of long-term revolver	(290)	—	—	—	(290)

Net cash flows from financing activities	19	—	—	88	107

Effect of exchange rates on cash	—	—	2	—	2

Net increase (decrease) in cash & cash equivalents	$(192)	$3	$—	$—	$(189)
Cash and cash equivalents at beginning of period	249	8	35	—	292

Cash and cash equivalents at end of period	$57	$11	$35	$—	$103

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

Fair value measurement — In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU are intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”s). The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Company adopted the provisions of ASU 2011-04 on January 30, 2012. The adoption did not have an impact on the consolidated financial statements or results of operations.

Comprehensive income — In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Company adopted the provisions of ASU 2011-05 on January 30, 2012. The adoption of ASU 2011-05 did not have an impact on the Company’s financial position or results of operations.

Goodwill impairment testing — In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted the provisions of ASU 2011-08 on January 30, 2012. The adoption of ASU 2011-08 did not have an impact on the Company’s financial position or results of operations.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our consolidated results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those factors discussed in “Risk factors” in our annual report on Form 10-K for the year ended January 29, 2012 and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”). The section entitled “Risk factors” in our annual report on Form 10-K is incorporated herein by reference. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

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

Overview

HD Supply, Inc. is one of the largest industrial distribution companies in North America. With a diverse portfolio of industry-leading businesses, we provide a broad range of products and services to approximately 440,000 professional customers in the infrastructure and energy, maintenance, repair and improvement, and specialty construction markets.

We provide an expansive offering of approximately one million SKUs of name brand and propriety brand products at competitive prices. Through 637 locations across 45 states and 9 Canadian provinces, we provide localized, customer-driven services including jobsite delivery, will call or direct-ship options, diversified logistics and innovative solutions that contribute to our customers’ success.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Description of market sectors

Through seven industrial distribution businesses in the U.S. and a Canadian operation, we provide products and services to professional customers in the Infrastructure & Energy, Maintenance, Repair & Improvement and Specialty Construction market sectors, as presented below:

Infrastructure & Energy — To support established infrastructure and economic growth, our Infrastructure & Energy businesses serve customers in the Infrastructure & Energy market sector by striving to meet their demand for the critical supplies and services used to build and maintain water systems, and for the generation, transmission, distribution and application of electrical power. This market sector is made up of the following businesses:

•	Waterworks — Distributes complete lines of water and wastewater transmission products, serving contractors and municipalities in all aspects of the water and wastewater industries.

•

Utilities/Electrical — Distributes electrical transmission and distribution products, power plant maintenance, repair and operations (“MRO”) supplies, smart-grid technologies, and provides materials management and procurement outsourcing arrangements to the power generation and distribution industries and distributes electrical products such as wire and cable, switch gear supplies, lighting and conduit to residential and commercial contractors.

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

Specialty Construction — Our Specialty Construction businesses serve customers in the Specialty Construction market sector by striving to meet their very distinct, customized supply needs in commercial, residential and industrial applications. This market sector is made up of the following businesses:

•	White Cap — Distributes specialized hardware, tools, building materials, and safety equipment to professional contractors.

•

Creative Touch Interiors (“CTI”) — Offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for residential, commercial, and senior living projects.

Acquisition

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

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Discontinued operations

On March 26, 2012, we sold all of the issued and outstanding equity interests in our Industrial Pipes, Valves and Fittings (“IPVF”) business to Shale-Inland Holdings, LLC for proceeds of approximately $469 million, subject to a customary working capital adjustment. Upon closing, we received cash proceeds of approximately $464 million, net of $5 million of transaction costs. As a result of the sale, we recorded a $9 million pre-tax gain in the first quarter of fiscal 2012.

On September 9, 2011, we sold all of the issued and outstanding equity interests in our Plumbing/HVAC business to Hajoca Corporation. We received cash proceeds of approximately $116 million, net of $8 million remaining in escrow and $4 million of transaction costs. As a result of the sale, we recorded a $7 million pre-tax gain in fiscal 2011. During the first quarter of fiscal 2012, the Company paid an additional $1 million in transaction costs.

On February 28, 2011, we sold substantially all of the assets of SESCO/QUESCO, an electrical products division of HD Supply Canada, to Sonepar Canada, and received proceeds of approximately $11 million, less $1 million remaining in escrow. As a result of the sale, we recorded a $2 million pre-tax gain in fiscal 2011.

In accordance with ASC 205-20, Discontinued Operations, the results of the IPVF, Plumbing/HVAC and SESCO/QUESCO operations as well as the gain on sale of businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and the gain on the sale of businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income. All prior period Consolidated Statements of Operations and Comprehensive Income presented have been restated to reflect this presentation. For additional detail related to the results of operations of the discontinued operations, see “Note 3, Discontinued Operations,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Key business metrics

Net sales

We earn our revenues primarily from the sale of approximately one million construction, infrastructure, maintenance and renovation and improvement related products and our provision of related services to approximately 440,000 professional customers, including contractors, government entities, maintenance professionals, home builders and industrial businesses. We recognize our revenue, net of sales tax and allowances for returns and discounts, when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable and collectability is reasonably assured. Net sales in certain of our businesses fluctuate with the costs of commodities used in the products we distribute.

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

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Operating expenses

Operating expenses are primarily comprised of selling, general and administrative costs, which include payroll expenses (salaries, wages, employee benefits, payroll taxes and bonuses), rent, insurance, utilities, repair and maintenance and professional fees. In addition, operating expenses include depreciation and amortization.

EBITDA and Adjusted EBITDA

EBITDA, a measure used by management to evaluate operating performance, is defined as Net income (loss) less Income (loss) from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, and (iii) Depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to exclude non-cash items and certain other adjustments to Consolidated Net Income.

EBITDA and Adjusted EBITDA are not recognized terms under U.S. GAAP and do not purport to be alternatives to net income as measures of operating performance or to cash flows from operating activities as measures of liquidity. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow available for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and other debt service requirements. We believe EBITDA and Adjusted EBITDA are helpful in highlighting trends because they exclude the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, age and book depreciation of facilities and capital investments. We further believe that EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present EBITDA and Adjusted EBITDA measures when reporting their results. We use non-GAAP financial measures to supplement U.S. GAAP results to provide a more complete understanding of the factors and trends affecting the business than U.S. GAAP results alone. Because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

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

Basis of presentation

The three months ended April 29, 2012 (“first quarter 2012”) and May 1, 2011 (“first quarter 2011”) both include thirteen weeks.

Consolidated results of operations

				% of Net Sales
	Three Months Ended		Percentage Increase (Decrease)	Three Months Ended		Basis Point Increase (Decrease)
	April 29, 2012	May 1, 2011		April 29, 2012	May 1, 2011
Net Sales	$1,836	$1,608	14.2	100.0%	100.0%	—
Gross Profit	523	460	13.7	28.5	28.6	(10)
Operating expenses:
Selling, general and administrative	397	370	7.3	21.6	23.0	(140)
Depreciation and amortization	83	82	1.2	4.6	5.1	(50)

Total operating expenses	480	452	6.2	26.2	28.1	(190)
Operating Income	43	8	*	2.3	0.5	180
Interest expense	166	158	5.1	9.0	9.8	(80)
Loss on extinguishment of debt	220	—	*	12.0	—	*
Other (income) expense, net	—	(1)	*	—	—	*

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(343)	(149)	(130.2)	(18.7)	(9.3)	*
Provision (benefit) for income taxes	33	20	65.0	1.8	1.2	60

Income (Loss) from Continuing Operations	(376)	(169)	(122.5)	(20.5)	(10.5)	*
Income (loss) from discontinued operations, net of tax	16	5	220.0	0.9	0.3	60

Net Income (Loss)	$(360)	$(164)	(119.5)	(19.6)	(10.2)	*

Other financial data:
EBITDA	$(94)	$92	*	(5.1)	5.7	*
Adjusted EBITDA	$133	$96	38.5	7.2	6.0	120

*	Not meaningful

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Highlights

Net sales in first quarter 2012 increased $228 million, or 14.2%, compared to first quarter 2011. All of our market sectors realized increases in Net sales, led by the Infrastructure & Energy market sector. During first quarter 2012, our sales initiatives and cost control resulted in an improvement in our Operating income of $35 million as compared to first quarter 2011.

During first quarter 2012, we refinanced approximately $4 billion of our outstanding indebtedness including our existing senior secured credit facility, our existing asset based lending credit agreement, and our 12.0% senior notes. In conjunction with the refinancing, we recorded a $220 million loss on early extinguishment of debt. Subsequent to the refinancing, we maintain liquidity of $732 million as of April 29, 2012 and have no significant debt maturities until our 13.5% Senior Subordinated Notes become due in mid-2015.

Our increases in Net Sales and Adjusted EBITDA were achieved despite the continued weak economy and construction markets. However, single-family housing starts are projected to increase by a 20% to 30% compound annual rate from 2011 to 2014. A compound annual growth rate of between 6% and 13% is forecasted for non-residential construction from 2011 to 2014.

Net sales

Net sales in first quarter 2012 increased $228 million, or 14.2%, compared to first quarter 2011.

Each of our market sectors experienced an increase in Net sales during first quarter 2012 as compared to first quarter 2011. Net sales were positively impacted by improvements in several of our markets, sales initiatives, and commodity prices. In addition, the second quarter 2011 RAMSCO acquisition provided approximately $8 million in Net sales during first quarter 2012.

Gross profit

Gross profit increased $63 million, or 13.7%, during first quarter 2012 as compared to first quarter 2011.

An increase in gross profit in first quarter 2012 was experienced across all of our market sectors. The improvements in gross profit were primarily driven by increased sales volumes.

Gross profit as a percentage of Net sales (“gross margin”) remained relatively flat in first quarter 2012 as compared to first quarter 2011, decreasing approximately 10 basis points to 28.5% in first quarter 2012 from 28.6% in first quarter 2011. During first quarter 2012, gross margin was negatively impacted by fluctuating commodity prices and sourcing inflation, offset by product mix.

Operating expenses

Operating expenses increased $28 million, or 6.2%, during first quarter 2012 as compared to first quarter 2011.

Selling, general and administrative expenses increased $27 million, or 7.3%, in first quarter 2012 as compared to first quarter 2011. The increase is primarily as a result of increases in variable expenses due to sales volume increases. Depreciation and amortization expense was relatively flat, with an increase of $1 million, or 1.2%, in first quarter 2012 as compared to first quarter 2011.

Operating expenses as a percentage of Net sales decreased approximately 190 basis points to 26.2% in the first quarter 2012 as compared to first quarter 2011. The improvement reflects the leverage of fixed costs through sales volume increases and efforts to control variable expenses at all of our market sectors in first quarter 2012 as compared to first quarter 2011.

Operating income (loss)

Operating income increased $35 million during first quarter 2012 as compared to first quarter 2011, as a result of the improvement in Net sales and Gross profit and control over growth in Operating expenses.

Operating income as a percentage of Net sales increased approximately 180 basis points first quarter 2012 as compared to first quarter 2011. The improvement was driven by our Specialty Construction market sector, and, to a lesser extent, our Maintenance, Repair & Improvement and Infrastructure & Energy market sectors.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Interest expense

Interest expense increased $8 million, or 5.1%, during first quarter 2012 as compared to first quarter 2011. The increase in interest expense is primarily due to an increase in the principal of the 13.5% Senior Subordinated Notes due to the paid-in-kind interest capitalization and additional interest expense paid as a result of the shortened call period on the early extinguishment of the 12.0% Senior Notes.

Loss on extinguishment of debt

In connection with the refinancing of most of our debt instruments in first quarter 2012, we recorded a charge of $220 million to Other (income) expense, net in the Consolidated Statement of Operations and Comprehensive Income (Loss) in accordance with U.S. GAAP (ASC 470-50, Debt-Modifications and Extinguishments). This charge consisted of $150 million for the premium paid to the holders of the 12.0% Senior Notes, as contractually required, upon early extinguishment, $46 million of unamortized deferred debt costs and $24 million to write-off the remaining unamortized value associated with Home Depot’s guarantee of the Company’s payment obligations for principal and interest under the Term Loan under the Existing Senior Secured Credit Facility that was terminated in the refinancing. See Note 5, Debt, in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Other (income) expense, net

During first quarter 2011, we recognized a gain of $1 million related to the maturity of our interest rate swaps.

Provision (benefit) for income taxes

The provision for income taxes from continuing operations in first quarter 2012 was $33 million compared to $20 million in first quarter 2011. The effective rate for continuing operations for first quarter 2012 was a provision of 9.5%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions. The effective rate for continuing operations for first quarter 2011 was 13.5%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, additional unrecognized tax benefits and the accrual of income taxes for foreign and certain state jurisdictions.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance. This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets.

EBITDA and Adjusted EBITDA

EBITDA decreased $186 million in first quarter 2012 as compared to first quarter 2011, primarily due to the $220 million loss on extinguishment of debt. Adjusted EBITDA, which excludes the loss on extinguishment of debt, increased $37 million, or 38.5%, in first quarter 2012 as compared to first quarter 2011.

The increase in Adjusted EBITDA in first quarter 2012 is primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 120 basis points to 7.2% in first quarter 2012 as compared to first quarter 2011, primarily due to the leverage of fixed costs through sales volume increases and efforts to control variable expenses.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended
	April 29, 2012	May 1, 2011
Net income (loss)	$(360)	$(164)
Less income (loss) from discontinued operations, net of tax	16	5

Income (loss) from continuing operations	(376)	(169)

Interest expense, net	166	158
Provision (benefit) from income taxes	33	20
Depreciation and amortization	83	83

EBITDA	(94)	92

Adjustments to EBITDA:
Loss on extinguishment of debt	220	—
Other (income) expense, net (i)	—	(1)
Stock-based compensation (ii)	5	4
Management fee & related expenses paid to Equity Sponsors (iii)	1	1
Other	1	—

Adjusted EBITDA	$133	$96

(i)	Represents the gains/losses associated with the changes in fair value of interest rate swap contracts not accounted for under hedge accounting and other non-operating income/expense.
(ii)	Represents non-cash stock-based compensation costs for stock options.
(iii)	The Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee. In addition, the Company reimburses certain Equity Sponsor expenses.

Results of operations by market sector

Infrastructure & Energy

	Three Months Ended
Dollars in millions	April 29, 2012	May 1, 2011	Increase (Decrease)
Net sales	$876	$783	11.9%
Operating income (loss)	$10	$3	*
% of Net sales	1.1%	0.4%	70 bps
Depreciation and amortization	32	31	3.2%

Adjusted EBITDA	$42	$34	23.5%
% of Net sales	4.8%	4.3%	50 bps

*	not meaningful

Net Sales

Net sales increased $93 million, or 11.9%, in first quarter 2012 as compared to first quarter 2011.

The increase in Net sales in first quarter 2012 was driven by increases of $74 million, or 19.2%, at Waterworks and $20 million, or 5.0%, at Utilities/Electrical.

The Net sales increase in first quarter 2012 was primarily due to new sales initiatives, including greenfield expansions, improving energy and infrastructure market conditions, and favorable impacts from fluctuating commodity prices, primarily polyvinyl chloride (“PVC”) and ductile iron products at Waterworks. The acquisition of RAMSCO in second quarter 2011 also contributed approximately $8 million to Waterworks’ Net sales during first quarter 2012. Utilities/Electrical experienced an unfavorable impact from commodity prices, primarily copper.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Adjusted EBITDA

Adjusted EBITDA increased $8 million, or 23.5%, during first quarter 2012 as compared to first quarter 2011, driven by an increase of $7 million at Waterworks.

The Adjusted EBITDA increase at Waterworks was driven by volume increases due to improving market conditions and sales initiatives and the RAMSCO acquisition. The positive impacts at Waterworks were partially offset by higher Selling, general and administrative costs, primarily due to variable expenses as a result of higher volumes.

Adjusted EBITDA as a percentage of Net sales increased approximately 50 basis points in first quarter 2012 as compared to first quarter 2011. The increase was driven primarily by the leverage of fixed costs through sales volume increases and efforts to control variable expenses at Waterworks and, to a lesser extent, slight gross margin improvements at Utilities/Electrical due to product mix, partially offset by gross margin compression across the sector from fluctuating commodity prices.

Maintenance, Repair & Improvement

	Three Months Ended
Dollars in millions	April 29, 2012	May 1, 2011	Increase (Decrease)
Net sales	$604	$527	14.6%
Operating income (loss)	$63	$48	31.3%
% of Net sales	10.4%	9.1%	130 bps
Depreciation and amortization	36	36	—

Adjusted EBITDA	$99	$84	17.9%
% of Net sales	16.4%	15.9%	50 bps

Net Sales

Net sales increased $77 million, or 14.6%, in first quarter 2012 as compared to first quarter 2011.

The increase in Net sales in first quarter 2012 was driven by Facilities Maintenance, which had an increase of $60 million, or 13.8%. The Net sales growth at Facilities Maintenance was primarily due to new initiatives in the multi-family, hospitality, and healthcare markets. Net sales were also positively impacted by improving market conditions in the hospitality and multi-family markets. Crown Bolt and Repair & Remodel also had increases in Net sales primarily due to the strengthening home improvement market.

Adjusted EBITDA

Adjusted EBITDA increased $15 million, or 17.9%, during first quarter 2012 as compared to first quarter 2011.

The increase in Adjusted EBITDA was driven by Facilities Maintenance and, to a lesser extent, Crown Bolt and Repair & Remodel. The increase at Facilities Maintenance in first quarter 2012 was due to volume increases and new sales initiatives, partially offset by increased Selling, general and administrative expense related to the volume increases and new initiatives.

Adjusted EBITDA as a percentage of Net sales increased approximately 50 basis points to 16.4% in first quarter 2012 as compared to first quarter 2011, primarily due to the leverage of fixed costs through sales volume increases and efforts to control variable expense across the entire market sector. These increases were partially offset by gross margin compression at Facilities Maintenance and Crown Bolt due to sourcing inflation.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Specialty Construction

	Three Months Ended
Dollars in millions	April 29, 2012	May 1, 2011	Increase (Decrease)
Net sales	$313	$257	21.8%
Operating income (loss)	$(3)	$(19)	84.2%
% of Net sales	(1.0)%	(7.4)%	640 bps
Depreciation and amortization	10	11	(9.1)%

Adjusted EBITDA	$7	$(8)	*
% of Net sales	2.2%	(3.1)%	*

*	not meaningful

Net Sales

Net sales increased $56 million, or 21.8%, in first quarter 2012 as compared to first quarter 2011.

The increase in Net sales in first quarter 2012 was driven by White Cap, which had an increase of $50 million, or 23.1%. The Net sales growth at White Cap was primarily due to new sales initiatives, a slight strengthening of the construction markets, and, to a lesser extent, rising commodity prices, primarily steel. The increase in Net sales at CTI was due to improvements in the residential housing market.

Adjusted EBITDA

Adjusted EBITDA improved $15 million during first quarter 2012 to $7 million compared to a loss of $8 million in first quarter 2011.

The improvement in Adjusted EBITDA was driven by White Cap, and, to a lesser extent, CTI. The improvement was primarily driven by gross profit increases as a result of volume across the sector and commodity impacts at White Cap, the leverage of fixed costs through sales volume increases, and efforts to control variable expenses. The gross profit increases were partially offset by the negative impact of sourcing inflation.

Adjusted EBITDA as a percentage of Net sales improved to 2.2% in first quarter 2012 from (3.1%) in first quarter 2011, primarily due to the leverage of fixed costs through sales volume increases and efforts to control variable expenses and, to a lesser extent, improved gross margins and a shift in mix within the sector.

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

During the first quarter of 2012, the Company’s use of cash was primarily driven by the costs associated with the debt refinancing and payment of interest on debt. This use of cash was offset by cash receipts from operations and proceeds from the sale of IPVF.

As of April 29, 2012, our combined liquidity of approximately $732 million was comprised of $125 million in cash and cash equivalents and $607 million of available borrowings under our ABL Facility, based on qualifying inventory and receivables.

Although we believe that our end-markets will improve and enable us to generate higher earnings and cash flows in future years, even in the absence of this expected improvement, we believe our current liquidity and earnings are sufficient to meet all of our operating needs and financial obligations through 2014. The chart below illustrates how our liquidity changes based on historical fiscal 2011 Adjusted EBITDA and capital expenditures, and our anticipated debt service requirements and debt maturities (amounts in millions).

	Nine Months Ended	Fiscal Year
	January 2013	2013	2014
Starting Liquidity(1)	$732	$788	$686
Add:
Adjusted EBITDA(2)	412	508	508
Subtract:
Cash Interest Payments(3)	265	485	485
Capital Expenditures(2)	86	115	115
Debt Principal Payments(4)	5	10	10

Ending Liquidity	$788	$686	$584

(1)	Starting liquidity for the nine months ended January 2013 is equal to our ending liquidity at April 29, 2012.
(2)	Adjusted EBITDA for the nine months ended January 2013 is equal to the Adjusted EBITDA for the last three quarters of fiscal 2011. Capital Expenditures for the nine months ended January 2013 are equal to 75% of the fiscal 2011 Capital Expenditures ($115 million x 75%). Adjusted EBITDA and Capital Expenditures for fiscal 2013 and fiscal 2014 are held constant in this illustration and are based on the fiscal 2011 Adjusted EBITDA and Capital Expenditures. For a reconciliation of the fiscal 2011 Adjusted EBITDA to Net income (loss), the most directly comparable financial measure under U.S. GAAP, see “Item 6. Selected Financial Data” in our annual report on Form 10-K for the year ended January 29, 2012, filed with the SEC on March 23, 2012. By including these assumptions in this report we do not intend to make any projection regarding future Adjusted EBITDA or capital expenditure levels. Actual results in the future may differ materially from historic levels.
(3)	Our cash interest payments for the nine months ended January 2013 are expected to be approximately $265 million. Our cash interest payments for fiscal 2013 and fiscal 2014 are expected to be approximately $485 million. The interest rates and other terms within our current credit agreements are not impacted by rating agency actions.
(4)	Represents required principal payments on our Term Loan due October 2017.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Three Months Ended		Increase (Decrease)
Amounts in millions	April 29, 2012	May 1, 2011
Operating activities	$(264)	$(269)	$5
Investing activities	440	(29)	469
Financing activities	(163)	107	(270)

Working capital

Working capital, excluding cash and cash equivalents, decreased to $831 million as of April 29, 2012 from $1,149 million as of May 1, 2011. The decrease was primarily driven by the disposition of our IPVF and Plumbing/HVAC businesses during fiscal 2011. Excluding the disposition impact, working capital increased approximately $50 million, primarily due to an increase in Receivables and Inventory reflecting higher sales volumes, offset by an increase in Accounts Payable and other current liabilities and a decrease in deferred tax assets.

Operating activities

Cash flow from operating activities in first quarter 2012 was a use of $264 million compared with cash used by operating activities of $269 million in first quarter 2011. Cash interest paid during first quarter 2012 was $329 million compared to $163 million in first quarter 2011. Excluding the cash interest payments in both periods, cash flow from operating activities increased $170 million in first quarter 2012 as compared to first quarter 2011. The increase was primarily due the timing of payments for the purchase of inventory.

Investing activities

During first quarter 2012, cash provided by investing activities was $440 million, primarily driven by $463 million of proceeds from the sale of a business, net, offset by $22 million in capital expenditures. During first quarter 2011, cash used in investing activities was $29 million, driven by $18 million in capital expenditures and $21 million in investment purchases, partially offset by $8 million of proceeds from the sale of a business.

Financing activities

During first quarter 2012, cash used in financing activities was $163 million, due to net debt payments of $100 million, including a $150 million contractually required premium paid to extinguish the 12.0% Senior Notes prior to maturity, and payments of $63 million for debt issuance costs. During first quarter 2011, cash provided by financing activities was $107 million, due to net debt borrowings.

External Financing

As of April 29, 2012, we had an aggregate principal amount of $5.5 billion of outstanding debt, net of unamortized discounts of $60 million, and $662 million of available borrowings under our ABL Facility (after giving effect to the borrowing base limitations and approximately $66 million in letters of credit issued and including $55 million of borrowings available on qualifying cash balances).

On April 12, 2012, HD Supply, Inc. consummated the following transactions (the “Refinancing Transactions”) in connection with the refinancing of the senior portion of its debt structure:

•	the issuance of $950 million of its 8.125% Senior Secured First Priority Notes due 2019 (the “First Priority Notes”);

•	the issuance of $675 million of its 11% Senior Secured Second Priority Notes due 2020 (the “Second Priority Notes”);

•	the issuance of approximately $757 million of its 14.875% Senior Notes due 2020 (the “Senior Notes”);

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

•	entry into a new senior term facility (the “Senior Term Facility”) maturing in 2017 and providing for term loans in an aggregate principal amount of $1 billion; and

•

entry into a new senior asset based lending facility (the “ABL Facility”) maturing in 2017 and providing for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1.5 billion.

The proceeds of the First Priority Notes, the Second Priority Notes, the Senior Notes, the Senior Term Facility and the ABL Facility were used to (i) repay all amounts outstanding under the Existing Senior Secured Credit Facility (as defined below), (ii) repay all amounts outstanding under the Existing ABL Credit Facility (as defined below), (iii) repurchase all remaining outstanding Old Senior Notes (as defined below) and (iv) pay related fees and expenses.

As a result of the Refinancing Transactions, the Company incurred $72 million in debt issuance costs, of which $63 million was paid as of April 29, 2012, and recorded a $220 million loss on extinguishment, which included a $150 million premium payment to redeem the Old Senior Notes, $46 million to write-off the pro-rata portion of the unamortized deferred debt costs, and $24 million to write-off the remaining unamortized value associated with Home Depot’s guarantee of the Company’s payment obligations for principal and interest under the Term Loan under the Existing Senior Secured Credit Facility that was terminated in the refinancing. For additional information on the refinancing transactions, see Note 5, Debt, in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Long-term debt as of April 29, 2012 and January 29, 2012 consisted of the following (dollars in millions):

	April 29, 2012		January 29, 2012
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
ABL Facility due April 12, 2017	$370	2.24	$—	—
Term Loan due October 12, 2017, net of unamortized discount of $30 million as of April 29, 2012	970	7.25	—	—
8.125% First Priority Notes due April 15, 2019	950	8.13	—	—
11.0% Second Priority Notes due April 15, 2020	675	11.00	—	—
14.875% Senior Notes due October 15, 2020, net of unamortized discount of $30 million as of April 29, 2012	727	14.88	—	—
Term Loan due August 30, 2012	—	—	73	1.53
Term Loan due April 1, 2014	—	—	855	3.03
ABL Term Loan due April 1, 2014	—	—	214	3.56
12.0% Senior Notes due September 1, 2014	—	—	2,500	12.00
13.5% Senior Subordinated Notes due September 1, 2015	1,820	13.50	1,820	13.50

Total long-term debt	$5,512		5,462
Less current installments	(8)		(82)

Long-term debt, excluding current installments	$5,504		$5,380

(1)	Represents the stated rate of interest, without including the effect of discounts.

Debt covenants

The Company’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. The Company is in compliance with all such covenants.

Rating agency actions

During the first quarter of fiscal 2012, Moody’s Investors Service (“Moody’s”) upgraded HD Supply’s rating to Caa1, with a stable outlook, from Caa2, with a negative outlook. The speculative grade liquidity assessment remains SGL-3. Moody’s cited improvements in our operations and credit metrics. In addition, Moody’s acknowledged the refinancing of our existing capital structure which extended our maturity profile effectively by

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

one year to 2015. The interest rates and other terms within our current credit agreements are not impacted by rating agency actions.

Critical accounting policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended January 29, 2012.

New accounting guidance

Fair value measurement — In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU are intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”s). The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Company adopted the provisions of ASU 2011-04 on January 30, 2012. The adoption did not have an impact on the consolidated financial statements or results of operations.

Comprehensive income — In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Company adopted the provisions of ASU 2011-05 on January 30, 2012. The adoption of ASU 2011-05 did not have an impact on the Company’s financial position or results of operations.

Goodwill impairment testing — In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted the provisions of ASU 2011-08 on January 30, 2012. The adoption of ASU 2011-08 did not have an impact on the Company’s financial position or results of operations.

HD SUPPLY, INC.	Form 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices. To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. During the first quarter of fiscal 2012, we refinanced a significant portion of our outstanding indebtedness. As a result of these transactions, our interest rate risk related to debt has materially changed. See Note 5, Debt, in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

We are subject to interest rate risk associated with our ABL Credit Facility due April 2017 and our Term Loan due October 2017. While changes in interest rates impact the fair value of the fixed rate debt, there is no impact to earnings and cash flow. Alternatively, while changes in interest rates do not affect the fair value of our variable-interest rate debt, they do affect future earnings and cash flows. A 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $14 million (based on our borrowings as of April 29, 2012 and excluding the effect of the interest rate floor on our Term Loan).

Other than changes to our interest rate risk related to debt, there have been no material changes in our market risk exposures as compared to those discussed in our annual report on Form 10-K for the year ended January 29, 2012.

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

There were no changes in the Company’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

HD Supply is involved in litigation from time to time in the ordinary course of business. In management’s opinion, none of the proceedings are material in relation to the consolidated operations, cash flows, or financial position of HD Supply and the Company has adequate reserves to cover its estimated probable loss exposure.

In April 2012, the Company was contacted by prosecutors for the South Coast Air Quality Management District (“SCAQMD”) in California regarding allegations that the Company sold products in violation of applicable SCAQMD VOC (volatile organic compound) rules. The Company has received a request for information from SCAQMD seeking information related to the alleged violations. The Company is in the process of responding to the request for information. Although the Company cannot predict the outcome of this matter, it does not expect the outcome to have a material adverse effect on its consolidated financial condition or results of operations.

Item 1A. Risk Factors

We discuss in our annual report on Form 10-K for the year ended January 29, 2012 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our annual report on Form 10-K was filed. There have been no material changes to the risk factors disclosed in our annual report on Form 10-K. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report together with those previously disclosed in the annual report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-looking statements and information” in this report.

HD SUPPLY, INC.	Form 10-Q

Item 6. Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the U.S. Securities and Exchange Commission, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

Exhibit Number	Exhibit Description

4.1	Indenture, dated as of April 12, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wilmington Trust, National Association, as trustee and note collateral agent, relating to the 8 1/ 8% Senior Secured First Priority Notes due 2019.

4.2	First Supplemental Indenture, dated as of April 12, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as trustee and note collateral agent, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.

4.3	Indenture, dated as of April 12, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wilmington Trust, National Association, as trustee and note collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.

4.4	First Supplemental Indenture, dated as of April 12, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as trustee and note collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.

4.5	Indenture, dated as of April 12, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors from time to time parties thereto, and Wilmington Trust, National Association, as trustee, relating to the 14.875% Senior Notes due 2020.

4.6	Form of 8 1/8% Senior Secured First Priority Note due 2019 (included in Exhibit 4.1 hereto).

4.7	Form of 11% Senior Secured Second Priority Note due 2020 (included in Exhibit 4.3 hereto).

4.8	Form of 14.875% Senior Note due 2020 (included in Exhibit 4.5 hereto).

4.9	Exchange and Registration Rights Agreement, dated as of April 12, 2012, among HD Supply, Inc., the Subsidiary Guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other financial institutions named therein, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.

4.10	Exchange and Registration Rights Agreement, dated as of April 12, 2012, among HD Supply, Inc., the Subsidiary Guarantors named therein, Goldman, Sachs & Co. and the other financial institutions named therein, relating to the 11% Senior Secured Second Priority Notes due 2020.

4.11	Exchange and Registration Rights Agreement, dated as of April 12, 2012, among HD Supply, Inc., the Subsidiary Guarantors named therein, and the Initial Investors named therein, relating to the 14.875% Senior Notes due 2020.

10.1	Credit Agreement, dated as of April 12, 2012, among HD Supply, Inc., as borrower, the several lenders and financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto.

10.2	Guarantee and Collateral Agreement, among HD Supply, Inc., the Subsidiary Guarantors named therein, in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the Credit Agreement.

HD SUPPLY, INC.	Form 10-Q

Exhibit Number	Exhibit Description

10.3	ABL Credit Agreement, dated as of April 12, 2012, among HD Supply, Inc., as parent borrower, the Subsidiary Borrowers from time to time parties thereto, HD Supply Canada, Inc, as Canadian borrower, the several lenders and financial institutions from time to time parties thereto, General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party thereto, GE Canada Finance Holding Company, as Canadian agent and Canadian collateral agent for the lenders party thereto, and the other parties thereto.

10.4	U.S. Guarantee and Collateral Agreement, among HD Supply, Inc., the Subsidiary Borrowers named therein, the Subsidiary Guarantors named therein in favor of General Electric Capital Corporation, as U.S. ABL administrative agent and U.S. ABL collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement.

10.5	Holding Pledge Agreement, dated as of April 12, 2012, by HDS Holding Corporation in favor of Bank of America, N.A., as collateral agent and administrative agent for the banks and other financial institutions from time to time parties to the Credit Agreement.

10.6	ABS Holding Pledge Agreement, dated as of April 12, 2012, by HDS Holding Corporation in favor of General Electric Capital Corporation, as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the ABL Credit Agreement.

10.7	Collateral Agreement, dated as of April 12, 2012, among HD Supply, Inc., the Subsidiaries named therein, and Wilmington Trust, National Association, as note collateral agent, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.

10.8	Collateral Agreement, dated as of April 12, 2012, among HD Supply, Inc., the Subsidiaries named therein, and Wilmington Trust, National Association, note collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.

10.9	Intercreditor Agreement, dated as of April 12, 2012, among the Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, General Electric Capital Corporation, as collateral agent for the banks and other financial institutions party to the ABL Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 8 1/8% Senior Secured First Priority Notes due 2019, and Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020.

10.10	Cash Flow Intercreditor Agreement, dated as of April 12, 2012, among Bank of America, N.A., as collateral agent for the banks and other financial institutions party to the Credit Agreement, Wilmington Trust, National Association, as note collateral agent for the 8 1/8% Senior Secured First Priority Notes due 2019, and Wilmington Trust, National Association, as note collateral agent for the 11% Senior Secured Second Priority Notes due 2020.

10.11	Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement.

10.12	Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Bank of America, N.A., as administrative agent and collateral agent for the banks and other financial institutions that are parties to the Credit Agreement.

HD SUPPLY, INC.	Form 10-Q

Exhibit Number	Exhibit Description

10.13	ABL Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of General Electric Capital Corporation, as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement.

10.14	ABL Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of General Electric Capital Corporation, as administrative agent and collateral agent for the banks and other financial institutions that are parties to the ABL Credit Agreement.

10.15	First Lien Secured Note Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.

10.16	First Lien Secured Note Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.

10.17	Second Lien Secured Note Notice and Confirmation of Grant of Security Interest in Trademarks, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.

10.18	Second Lien Secured Note Grant of Security Interest in Copyrights, dated as of April 12, 2012, made by subsidiaries of HD Supply, Inc. named therein in favor of Wilmington Trust, National Association, as note collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.

21.1	List of Subsidiaries.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations and Comprehensive Income (Loss); (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows: and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC. (Registrant)

June 7, 2012	By:	/s/ JOSEPH J. DEANGELO
(Date)		Joseph J. DeAngelo
President and Chief Executive Officer

/s/ RONALD J. DOMANICO
Ronald J. Domanico
Senior Vice President and Chief Financial Officer