Form 10-Q
period 2012-07-29
HD SUPPLY, INC.
filed 2012-09-04
CIK 1465264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2012

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

As of September 4, 2012, there were 1,000 shares of common stock of HD Supply, Inc. outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, unaudited

	Three Months Ended		Six Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Net Sales	$2,059	$1,875	$3,895	$3,483
Cost of sales	1,465	1,342	2,778	2,490

Gross Profit	594	533	1,117	993
Operating expenses:
Selling, general and administrative	408	385	805	755
Depreciation and amortization	83	82	166	164

Total operating expenses	491	467	971	919

Operating Income	103	66	146	74

Interest expense	158	159	324	317
Loss on extinguishment of debt	—	—	220	—
Other (income) expense, net	—	—	—	(1)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(55)	(93)	(398)	(242)
Provision (benefit) for income taxes	1	15	34	35

Income (Loss) from Continuing Operations	(56)	(108)	(432)	(277)
Income from discontinued operations, net of tax	—	7	16	12

Net Income (Loss)	$(56)	$(101)	$(416)	$(265)

Other comprehensive income — foreign currency translation adjustment	(3)	(1)	—	7

Total Comprehensive Income (Loss)	$(59)	$(102)	$(416)	$(258)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share data, unaudited

	July 29, 2012	January 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$90	$111
Receivables, less allowance for doubtful accounts of $26 and $32	1,101	1,002
Inventories	997	1,108
Deferred tax asset	36	58
Other current assets	47	47

Total current assets	2,271	2,326

Property and equipment, net	389	398
Goodwill	3,279	3,151
Intangible assets, net	579	735
Other assets	121	128

Total assets	$6,639	$6,738

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$779	$714
Accrued compensation and benefits	104	140
Current installments of long-term debt	10	82
Other current liabilities	309	378

Total current liabilities	1,202	1,314

Long-term debt, excluding current installments	5,765	5,380
Deferred tax liabilities	120	111
Other liabilities	386	361

Total liabilities	7,473	7,166

Stockholder’s equity (deficit):
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at July 29, 2012 and January 29, 2012	—	—
Paid-in capital	2,690	2,680
Accumulated deficit	(3,522)	(3,106)
Accumulated other comprehensive income (loss) — cumulative foreign currency translation adjustment	(2)	(2)

Total stockholder’s equity (deficit)	(834)	(428)

Total liabilities and stockholder’s equity (deficit)	$6,639	$6,738

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Six Months Ended
	July 29, 2012	July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(416)	$(265)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	170	177
Provision for uncollectibles	3	7
Non-cash interest expense	51	140
Stock-based compensation expense	10	9
Deferred income taxes	26	22
Unrealized derivative gain	—	(1)
Loss on extinguishment of debt	220	—
Gain on sale of a business	(9)	(2)
Other	—	1
Changes in assets and liabilities:
(Increase) decrease in receivables	(200)	(270)
(Increase) decrease in inventories	(200)	(139)
(Increase) decrease in other current assets	(2)	(5)
(Increase) decrease in other assets	2	—
Increase (decrease) in accounts payable and accrued liabilities	17	35
Increase (decrease) in other long-term liabilities	4	(5)

Net cash provided by (used in) operating activities	(324)	(296)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52)	(35)
Proceeds from sales of property and equipment	2	4
Purchase of investments	—	(21)
Proceeds from sale of a business	464	11
Payment for acquisition of a business, net of cash acquired	(196)	(21)
Other investing activity	(3)	—

Net cash provided by (used in) investing activities	215	(62)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	2,817	—
Repayments of long-term debt	(3,288)	(5)
Borrowings on long-term revolver debt	1,004	632
Repayments on long-term revolver debt	(372)	(472)
Debt issuance and modification fees	(73)	—

Net cash provided by (used in) financing activities	88	155

Effect of exchange rates on cash and cash equivalents	—	2

Increase (decrease) in cash and cash equivalents	$(21)	$(201)
Cash and cash equivalents at beginning of period	111	292

Cash and cash equivalents at end of period	$90	$91

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

In management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of HD Supply, Inc.’s significant accounting policies and other information, you should read this report in conjunction with HD Supply, Inc.’s revised annual report for the year ended January 29, 2012, in the current report on Form 8-K filed with the SEC on July 20, 2012, which includes all disclosures required by U.S. GAAP.

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

The Company provides an expansive offering of approximately one million SKUs of name brand and propriety brand products at competitive prices. Through approximately 630 locations across 46 states and 9 Canadian provinces, HD Supply provides localized, customer-driven services including jobsite delivery, will call and direct-ship options, diversified logistics and innovative solutions that contribute to its customers’ success.

HD Supply has four reportable segments: Facilities Maintenance, Waterworks, Power Solutions, and White Cap. Other operating segments include Creative Touch Interiors (“CTI”), Crown Bolt, Repair & Remodel, and HD Supply Canada. In addition, the consolidated financial statements include Corporate, which includes enterprise-wide functional departments.

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal year ending February 3, 2013 (“fiscal 2012”) includes 53 weeks and fiscal year ending January 29, 2012 (“fiscal 2011”) includes 52 weeks. The three months ended July 29, 2012 and July 31, 2011 both include 13 weeks and the six months ended July 29, 2012 and July 31, 2011 both include 26 weeks.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile, workers’ compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At July 29, 2012 and January 29, 2012, self-insurance reserves totaled approximately $98 million and $101 million, respectively.

NOTE 2 — ACQUISITIONS

In accordance with the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805, Business Combinations, the results of the acquisitions are reflected in the Company’s consolidated financial statements from the date of acquisition forward.

On June 29, 2012, the Company purchased Peachtree Business Products LLC (“Peachtree”) for approximately $196 million, which is subject to a customary working capital adjustment. Headquartered in Marietta, Georgia, Peachtree Business Products specializes in customizable business and property marketing supplies, serving residential and commercial property managers, medical facilities, schools and universities, churches and funeral homes. Peachtree Business Products LLC is operated as part of the Facilities Maintenance segment.

In accordance with ASC 805, Business Combinations, the Company recorded the following assets and liabilities at fair value on the date of acquisition: $129 million in goodwill, $53 million in definite-lived intangible assets, $12 million in property & equipment, $8 million in net working capital assets and liabilities, and $6 million in deferred tax liabilities. The total amount of goodwill expected to be deductible for tax purposes is $47 million. The definite-lived intangible assets are primarily $50 million in customer relationships that will be amortized over an average of eleven years.

On May 2, 2011, the Company closed on a transaction to acquire substantially all of the assets of Rexford Albany Municipal Supply Company, Inc. (“RAMSCO”) for approximately $21 million. RAMSCO specializes in distributing water, sanitary and storm sewer materials primarily to municipalities and contractors through four locations in upstate New York. These locations are operated as part of the Waterworks segment.

NOTE 3 —DISCONTINUED OPERATIONS

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

Summary Financial Information

In accordance with ASC 205-20, Discontinued Operations, the results of the IPVF, Plumbing and SESCO operations and the gain on sale of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sale of

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). All prior period Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation. The Consolidated Balance Sheets and Statements of Cash Flows prior to the dates of disposition have not been revised for discontinued operations.

The following tables provide additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended		Six Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Net sales	$—	$282	$127	$565
Gain on sale of discontinued operations	—	—	9	2

Income (loss) before provision for income taxes	—	6	16	12
Provision (benefit) for income taxes	—	(1)	—	—

Income from discontinued operations, net of tax	$—	$7	$16	$12

NOTE 4 — RELATED PARTIES

On August 30, 2007, investment funds associated with Clayton, Dubilier & Rice, Inc., The Carlyle Group and Bain Capital Partners, LLC (collectively the “Equity Sponsors”) formed HDS Investment Holding, Inc. (“Holding”) and entered into a stock purchase agreement with The Home Depot, Inc. (“Home Depot” or “THD”) pursuant to which Home Depot agreed to sell to Holding or to a wholly owned subsidiary of Holding certain intellectual property and all of the outstanding common stock of HD Supply, Inc. and the Canadian subsidiary CND Holdings, Inc. (collectively “HD Supply”). On August 30, 2007, through a series of transactions, Holding’s direct wholly owned subsidiary, HDS Holding Corporation, acquired direct control of HD Supply through the merger of its wholly owned subsidiary, HDS Acquisition Corp., with and into HD Supply. Through these transactions (the “Transactions”), Home Depot was paid cash of $8.2 billion and 12.5% of Holding’s common stock worth $325 million for certain intellectual property and all of the outstanding common stock of HD Supply, Inc. and CND Holdings, Inc. including all dividends and interest payable associated with those shares.

Home Depot

Strategic Agreement — On the date of the Transactions, Home Depot entered into a strategic purchase agreement with Crown Bolt. This agreement provides a guaranteed revenue stream to Crown Bolt through January 31, 2015 by specifying minimum annual purchase requirements from Home Depot. As of July 29, 2012, the net book value of the strategic purchase agreement is $56 million and the net book value of goodwill assigned to Crown Bolt is $215 million. From time to time, the Company has discussions with Home Depot concerning amending, extending or replacing the current strategic purchase agreement, as well as the potential terms of any such amendment, extension or replacement. Some of the options discussed with Home Depot concerning the amendment, extension or replacement of the agreement could result in a future impairment of the strategic purchase agreement, the goodwill assigned to Crown Bolt or both, which could be significant.

Sales — HD Supply derived revenue from the sale of products to Home Depot of $74 million and $143 million in the three and six months ended July 29, 2012, respectively, and $71 million and $127 million in the three and six months ended July 31, 2011, respectively. The revenue was recorded at an amount that generally approximates fair value. Accounts receivable from the sale of products to Home Depot were approximately $30 million at July 29, 2012 and $45 million at January 29, 2012, and are included within Receivables in the accompanying Consolidated Balance Sheets.

Equity Sponsors

Sponsor Management Fee — In conjunction with the closing of the Transactions, the Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee (“Sponsor Management Fee”) and related expenses through August 2017. The three and six months ended July 29, 2012 include $2 million and $3 million, respectively, in Sponsor Management Fees and

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

related expenses. The three and six months ended July 31, 2011 include $2 million and $3 million, respectively, in Sponsor Management Fees and related expenses. These charges are included in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Notes — As of July 29, 2012, affiliates of the Equity Sponsors beneficially owned all of the $757 million outstanding principal of the Company’s 14.875% Senior Notes. In addition, management of the Company has been informed that, as of July 29, 2012, affiliates of certain of the Equity Sponsors beneficially owned approximately $713 million aggregate principal amount, or 39%, of the Company’s 13.5% Senior Subordinated Notes due 2015 and approximately $37 million aggregate principal amount of the Company’s other outstanding indebtedness.

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

As a result of the Refinancing Transactions, the Company incurred $74 million in debt issuance costs, of which $73 million was paid as of July 29, 2012, and recorded a $220 million loss on extinguishment, which included a $150 million premium payment to redeem the Old Senior Notes, $46 million to write-off the pro-rata portion of the unamortized deferred debt costs, and $24 million to write-off the remaining unamortized Other asset associated with Home Depot’s guarantee of the Company’s payment obligations for principal and interest under the Term Loan under the Existing Senior Secured Credit Facility that was terminated in the Refinancing Transactions.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term debt as of July 29, 2012 and January 29, 2012 consisted of the following (dollars in millions):

	July 29, 2012		January 29, 2012
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
ABL Facility due April 12, 2017	$632	2.27	$—	—
Term Loan due October 12, 2017, net of unamortized discount of $29 million as of July 29, 2012	971	7.25	—	—
8.125% First Priority Notes due April 15, 2019	950	8.13	—	—
11.0% Second Priority Notes due April 15, 2020	675	11.00	—	—
14.875% Senior Notes due October 12, 2020, net of unamortized discount of $29 million as of July 29, 2012	728	14.88	—	—
Term Loan due August 30, 2012	—	—	73	1.53
Term Loan due April 1, 2014	—	—	855	3.03
ABL Term Loan due April 1, 2014	—	—	214	3.56
12.0% Senior Notes due September 1, 2014	—	—	2,500	12.00
13.5% Senior Subordinated Notes due September 1, 2015	1,819	13.50	1,820	13.50

Total long-term debt	$5,775		5,462
Less current installments	(10)		(82)

Long-term debt, excluding current installments	$5,765		$5,380

(1)	Represents the stated rate of interest, without including the effect of discounts.

8 1/8% Senior Secured First Priority Notes due 2019

The Company issued $950 million of its First Priority Notes under an Indenture, dated, and amended, as of April 12, 2012 (the “First Priority Indenture”) among the Company, certain subsidiaries of the Company, as guarantors (the “Subsidiary Guarantors”, the Trustee, and the Note Collateral Agent. The First Priority Notes bear interest at a rate of 8 1/ 8% per annum and will mature on April 15, 2019. Interest will be paid semi-annually in arrears on April 15th and October 15th of each year, commencing on October 15, 2012.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

14.875% Senior Notes due 2020

The Company issued $757 million (net of $30 million of original issue discount) of its Senior Notes under an Indenture, dated as of April 12, 2012 (the “Senior Notes Indenture”), among the Company, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee to investment funds associated with Bain Capital Partners, LLC, Carlyle Investment Management, LLC and Clayton, Dubilier & Rice, LLC, the Equity Sponsors. The Senior Notes bear interest at a rate of 14.875% per annum and will mature on October 12, 2020. Interest will be paid semi-annually in arrears on each April 12th and October 12th through maturity, commencing on October 12, 2012, except that the first eleven payment periods through October 2017 shall be paid in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than paid in cash.

Affiliates of certain of the Equity Sponsors owned an aggregate principal amount of approximately $484 million of the Old Senior Notes which they exchanged in a non-cash transaction for their investment in the Senior Notes.

The Senior Notes and the guarantees thereof are the Company’s and the guarantors’ senior unsecured indebtedness and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company and the guarantors and rank senior in right of payment to all existing and future subordinated obligations of the Company and the guarantors.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Senior Credit Facilities

Senior Term Facility

The Senior Term Facility consists of a senior secured Term Loan Facility (the “Term Loan Facility”; the term loan thereunder, the “Term Loan”) providing for a Term Loan in an aggregate principal amount of $1,000 million (net of $30 million of original issue discount). The Term Loan Facility also permits the Company to add one or more incremental term loans, revolving or letter of credit facilities of up to $250 million plus a certain amount depending on a secured first lien leverage ratio test included in the Term Loan Facility. The Term Loan bears interest at LIBOR (subject to a floor of 1.25%) plus a borrowing margin of 6.00% or Prime plus a borrowing margin of 5.00% at the Company’s election, payable at the end of each calendar quarter with respect to Prime rate draws or at the maturity of each LIBOR draw (unless a draw is for a six-, nine-, or twelve-month period, then interest shall be paid quarterly). The Term Loan amortizes in nominal quarterly installments, beginning September 30, 2012, equal to 0.25% of the original aggregate principal amount of the Term Loan and matures on October 12, 2017 (the “Term Loan Maturity Date”); provided that if more than $450 million aggregate principal amount of the Senior Subordinated Notes remain outstanding as of the date (the “First Springing Maturity Date”) occurring 90 days prior to the date of the scheduled maturity of the Senior Subordinated Notes, the Term Loan Facility will mature, and the balances of any then outstanding Term Loans will be payable, on the date occurring 90 days prior to the scheduled maturity of the Senior Subordinated Notes or in the event that more than $450 million aggregate principal amount of any unsecured indebtedness incurred to refinance the Senior Subordinated Notes remains outstanding on the date (the “Second Springing Maturity Date”) that is 90 days prior to the maturity date of such refinancing indebtedness, the Term Loan Facility will mature on the earlier of the Second Springing Maturity Date and October 12, 2017, provided further that the individual applicable lenders may agree to extend the maturity of their respective Term Loans upon the Company’s request and without the consent of any other applicable lender.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Asset Based Lending Facility

The ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base). Extensions of credit under the ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of July 29, 2012, the Company has $539 million of available borrowings under the ABL Facility (after giving effect to the borrowing base limitations and approximately $65 million in letters of credit issued and including $17 million of borrowings available on qualifying cash balances).

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

Until the date that is three months after the closing date of the ABL Facility, at the option of the applicable borrower, the interest rates applicable to the loans under the ABL Facility will be based, (i) in the case of U.S. dollar denominated loans, either a LIBOR plus 2.00% or Prime Rate plus 1.00% and (ii) in the case of Canadian dollar denominated loans, either the BA Rate plus 2.00% or the Canadian Prime Rate plus 1.00%. From and after the date that is three months after the closing date of the ABL Facility, the foregoing interest margins will be subject to a pricing grid, as included in ABL Facility agreement, based on average excess availability for the previous fiscal quarter. The ABL facility also contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the agreement) then in effect for LIBOR Loans and an unused commitment fee subject to a pricing grid, as included in the ABL Facility agreement, based on the Average Daily Used Percentage (as defined in the agreement).

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The ABL Facility will mature on April 12, 2017; provided that if more than $450 million aggregate principal amount of the Senior Subordinated Notes remain outstanding as of the date (the “First Springing Maturity Date”) occurring 90 days prior to the date of the scheduled maturity of the Senior Subordinated Notes, the ABL Facility will mature, and the balances of any then outstanding loans under the ABL Facility will be payable, on the date occurring 90 days prior to the scheduled maturity of the Subordinated Notes or in the event that more than $450 million aggregate principal amount of any unsecured indebtedness incurred to refinance the Subordinated Notes remains outstanding on the date (the “Second Springing Maturity Date”) that is 90 days prior to the scheduled maturity date of such refinancing indebtedness, the ABL Facility will mature on the earlier of the Second Springing Maturity Date and April 12, 2017; provided further that the individual applicable lenders may agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other applicable lender.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

13.5% Senior Subordinated Notes

On August 30, 2007, the Company issued $1.3 billion of Senior Subordinated Notes due 2015 bearing interest at a rate of 13.5% (the “13.5% Senior Subordinated Notes”). Interest payments are due each March and September 1st through maturity except that the first eight payment periods through September 2011 were paid in kind (“PIK”) and therefore increased the balance of the outstanding indebtedness rather than paid in cash. During the second quarter of fiscal 2012, the Company repurchased $1 million aggregate principal of the 13.5% Senior Subordinated Notes at a 3% discount. As of July 29, 2012, the outstanding principal balance of the 13.5% Senior Subordinated Notes was $1.8 billion.

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

The Company’s financial instruments that are not reflected at fair value on the balance sheet were as follows as of July 29, 2012 and January 29, 2012 (amounts in millions):

	As of July 29, 2012		As of January 29, 2012
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
ABL Facility	$632	$605	$—	$—
Term Loans and Notes	5,143	5,293	5,462	5,070

Total	$5,775	$5,898	$5,462	$5,070

(1)	These amounts do not include accrued interest; accrued interest is classified as Other current liabilities and Other liabilities in the accompanying Consolidated Balance Sheets.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — INCOME TAXES

As of July 29, 2012, the Company’s combined federal, state and foreign effective tax rate for continuing operations for the fiscal year ending February 3, 2013 is an 8.6% provision, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions. The tax expense for the six months ended July 29, 2012 was partially offset by an adjustment of the Company’s valuation allowance as a result of the acquisition of additional deferred tax liabilities in conjunction with the Peachtree acquisition. The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other charges, as well as discrete events, such as acquisitions and settlements of audits. The Company is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes.

With regard to the increase in the valuation allowance and the impact the valuation allowance had on income tax expense, the valuation allowance was directly impacted by the increasing of the deferred tax liability for U.S. goodwill amortization for tax purposes. The deferred tax liability related to the Company’s U.S. tax deductible goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences. The Company does not believe it is “more likely than not” it will realize its U.S. deferred tax assets equal to deferred liability created by tax deductible goodwill and therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance. During the three and six months ended July 29, 2012, the impact of the amortization of the indefinite lived intangibles increased income tax expense by $5 million and $33 million, respectively.

During the three and six month period ended July 29, 2012, the Company recorded a $6 million reduction in income tax expense associated with an adjustment to the Company’s valuation allowance as a result of the Peachtree acquisition. The impact to the Company’s income tax rate of acquiring Peachtree’s net deferred tax liability is recorded in the Company’s financial statements outside of Peachtree’s purchase accounting. Peachtree’s net deferred tax liability of $6 million recorded in purchase accounting is available to the Company as a source of future taxable income to support the realization of the Company’s deferred tax assets which results in lowering the Company’s valuation allowance and income tax expense by such amount.

As of January 29, 2012, the Company’s unrecognized tax benefits in accordance with the income taxes principles of U.S. GAAP (ASC 740, Income Taxes) were $196 million. During the six months ended July 29, 2012, the balance for unrecognized tax benefits increased $1 million as result of the Peachtree acquisition which was partially offset by settlements for tax positions in a prior period. Under the terms of the purchase agreement, the seller is required to reimburse the Company for any cash settlements related to the unrecognized tax benefits recorded in purchase accounting. As of July 29, 2012, the Company’s unrecognized tax benefits were $197 million. During the three and six months ended July 29, 2012, the gross accrual for interest related to unrecognized tax benefits increased $3 million and $4 million, respectively, as a result of interest accruals on tax positions in a prior period. The Company’s ending net accrual for interest related to unrecognized tax benefits as of January 29, 2012 was $19 million and increased to $21 million as of July 29, 2012.

During fiscal year 2010, the Company determined that it did not meet the “more likely than not” standard that substantially all of its net U.S. deferred tax assets would be realized and therefore, the Company established a valuation allowance for its net U.S. deferred tax assets. With regard to the U.S., the Company continues to believe that a full valuation allowance is needed against the majority of its net deferred tax assets. As of July 29, 2012, the Company’s U.S. valuation allowance was $657 million and the Company expects to continue to add to its gross deferred tax assets for anticipated net operating losses.

See Note 10, Commitments and Contingencies, for discussion on the Internal Revenue Service audit of the Company’s U.S. federal income tax returns.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of July 29, 2012 and January 29, 2012 consisted of the following (amounts in millions):

	July 29, 2012	January 29, 2012
Trade receivables, net of allowance for doubtful accounts	$1,011	$919
Vendor rebate receivables	68	71
Other receivables	22	12

Total receivables, net	$1,101	$1,002

Other Current Liabilities

Other current liabilities as of July 29, 2012 and January 29, 2012 consisted of the following (amounts in millions):

	July 29, 2012	January 29, 2012
Accrued interest	$154	$233
Accrued non-income taxes	40	31
Branch closure & consolidation reserves	13	16
Other	102	98

Total other current liabilities	$309	$378

Significant Non-Cash Transaction

Interest payments on the 13.5% Senior Subordinated Notes are due each March 1st and September 1st through maturity except that the first eight payment periods through September 2011 were paid in kind (“PIK”) and therefore increased the balance of the outstanding indebtedness rather than paid in cash. The Company made a PIK interest payment during the first quarter of fiscal 2011 of $108 million, increasing the outstanding balance of the 13.5% Senior Subordinated Notes.

Supplemental Cash Flow Information

Cash paid for interest in the six months ended July 29, 2012 and July 31, 2011 was $351 million and $177 million, respectively. Cash paid for income taxes, net of refunds, in the six months ended July 29, 2012 and July 31, 2011 was $2 million and $5 million, respectively.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the activity for the liability balances, included in Other current liabilities and Other liabilities in the Consolidated Balance Sheets (amounts in millions):

Balance — January 29, 2012	$40
Cash payments	(7)
Other	(1)

Balance — July 29, 2012	$32

As of July 29, 2012, approximately $13 million of the liability balances for the branch closure and consolidation activities is classified as a current liability on the Company’s Consolidated Balance Sheet. Payments for occupancy costs are expected to be substantially complete over the next six years, with certain property lease obligations extending out as far as fourteen years. The Company continues to actively pursue buyout options or subleasing opportunities for the leased properties. The expected timing of cash payments related to the branch closure and consolidation activities could change or adjustments to the reserve may become necessary depending on the success and timing of entering into these types of agreements.

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

In connection with an audit of the Company’s U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009, the IRS has disallowed certain deductions claimed by the Company. During fiscal 2012, the IRS issued a formal Revenue Agents Report challenging approximately $299 million (excluding interest) of the cash refunds resulting from the Company’s NOL carrybacks. As of July 29, 2012, the Company estimates the interest to which the IRS would be entitled, if successful in all claims, to be approximately $32 million. If the IRS is ultimately successful with respect to the proposed adjustments, the Company, pursuant to the terms of the Agreement, would be required to pay Home Depot an amount equal to the disallowed refunds plus related interest. If the IRS is successful in defending its positions with respect to the disallowed deductions, certain of those disallowed deductions may be available to the Company in the form of increases in the Company’s deferred tax assets by approximately $231 million before valuation allowance.

The Company believes that its positions with respect to the deductions and the corresponding NOL carrybacks are supported by, and consistent with, applicable tax law. In collaboration with Home Depot, the Company has challenged the IRS’ proposed adjustments by filing a formal protest with the Office of Appeals Division within the IRS. During the administrative appeal period and as allowed under statute, the Company intends to vigorously defend its positions rather than pay any amount related to the adjustments. In the event of an unfavorable outcome at the Office of Appeals, the Company will strongly consider litigating the matter in U.S. Tax Court. The unpaid assessment would continue to accrue interest at the statutory rate until resolved. If the Company is ultimately required to pay a significant amount to Home Depot (or the IRS) related to the proposed IRS adjustments pursuant to the terms of the Agreement, the Company’s cash flows, future results of operations and financial positions could be affected in a significant and adverse manner.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

•

Power Solutions (formerly “Utilities/Electrical”) — Distributes electrical transmission and distribution products, power plant MRO supplies, smart-grid technologies, and provides materials management and procurement outsourcing arrangements to the power generation and distribution industries and distributes electrical products such as wire and cable, switch gear supplies, lighting and conduit to residential and commercial contractors.

•	White Cap — Distributes specialized hardware, tools, building materials, and safety equipment to professional contractors.

In addition to the reportable segments, the Company’s consolidated financial results include an Other category, Corporate, & Eliminations. Other primarily consists of (i) Repair & Remodel, offering light remodeling and construction supplies primarily to small remodeling contractors and tradesmen; (ii) Crown Bolt, a retail distribution operator, providing program and packaging solutions, sourcing, distribution, and in-store service, primarily serving Home Depot; (iii) CTI, offering turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for residential, commercial, and senior living projects; and (iv) HD Supply Canada, comprised of HD Supply’s Canadian operations (other than the Canadian utilities operations, which is included in the Power Solutions segment, and Commercial Direct, which is included in the Facilities Maintenance segment). Corporate has enterprise management responsibility and centralized support functions for some of the segments, information technology, human resources, sourcing and support services. All material intersegment transactions have been eliminated.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present Net sales, Adjusted EBITDA, and other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Waterworks	Power Solutions	White Cap	Other, Corporate, & Eliminations	Total Continuing Operations
Three Months Ended July 29, 2012
Net Sales	$571	$527	$440	$307	$214	$2,059
Adjusted EBITDA	109	39	20	18	6	192
Depreciation(1) & Software Amortization	10	2	2	3	7	24
Other Intangible Amortization	19	24	4	5	8	60

Three Months Ended July 31, 2011
Net Sales	$507	$496	$415	$255	$202	$1,875
Adjusted EBITDA	95	33	14	7	6	155
Depreciation(1) & Software Amortization	7	1	1	4	8	21
Other Intangible Amortization	19	23	5	5	9	61

(1)	Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations and Comprehensive Income (Loss).

	Facilities Maintenance	Waterworks	Power Solutions	White Cap	Other, Corporate, & Eliminations	Total Continuing Operations
Six Months Ended July 29, 2012
Net Sales	$1,068	$988	$855	$573	$411	$3,895
Adjusted EBITDA	194	67	34	26	4	325
Depreciation(1) & Software Amortization	19	4	3	6	15	47
Other Intangible Amortization	38	48	9	10	15	120

Six Months Ended July 31, 2011
Net Sales	$944	$883	$810	$471	$375	$3,483
Adjusted EBITDA	167	54	26	4	—	251
Depreciation(1) & Software Amortization	14	2	2	8	17	43
Other Intangible Amortization	38	47	10	10	17	122

(1)	Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Reconciliation to Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Total Adjusted EBITDA	$192	$155	$325	$251
Depreciation and amortization	84	82	167	165
Stock-based compensation	5	5	10	9
Management fees and expenses	2	2	3	3
Other	(2)	—	(1)	—

Operating income (loss)	103	66	146	74
Interest expense	158	159	324	317
Loss on extinguishment of debt	—	—	220	—
Other (income) expense, net	—	—	—	(1)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(55)	(93)	(398)	(242)
Provision (benefit) for income taxes	1	15	34	35

Income (loss) from continuing operations	$(56)	$(108)	$(432)	$(277)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 — SUBSIDIARY GUARANTORS

The Company has issued 13.5% Senior Subordinated Notes guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly-owned domestic subsidiaries of the Company. The subsidiaries of the Company that do not guarantee the 13.5% Senior Subordinated Notes (“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of the Company and include the Company’s operations in Canada and a non-operating subsidiary in the United States that holds an investment of $374 million in principal, $277 million net of the discount at July 29, 2012, of the Company’s 13.5% Senior Subordinated Notes, which is eliminated in consolidation.

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended July 29, 2012
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$1,954	$105	$—	$2,059
Cost of sales	—	1,388	77	—	1,465

Gross Profit	—	566	28	—	594
Operating expenses:
Selling, general and administrative	16	371	21	—	408
Depreciation and amortization	3	79	1	—	83

Total operating expenses	19	450	22	—	491
Operating Income (Loss)	(19)	116	6	—	103
Interest expense	179	75	—	(96)	158
Interest (income)	(75)	—	(21)	96	—
Net (earnings) loss of equity affiliates	(65)	—	—	65	—
Other (income) expense, net	—	—	—	—	—

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(58)	41	27	(65)	(55)
Provision (benefit) for income taxes	(2)	(6)	9	—	1

Income (Loss) from Continuing Operations	(56)	47	18	(65)	(56)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

Net Income (Loss)	$(56)	$47	$18	$(65)	$(56)
Other comprehensive income — foreign currency translation adjustment	(3)	—	(3)	3	(3)

Total Comprehensive Income (Loss)	$(59)	$47	$15	$(62)	$(59)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Three Months Ended July 31, 2011
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$1,770	$105	$—	$1,875
Cost of sales	—	1,264	78	—	1,342

Gross Profit	—	506	27	—	533
Operating expenses:
Selling, general and administrative	18	347	20	—	385
Depreciation and amortization	3	79	—	—	82

Total operating expenses	21	426	20	—	467
Operating Income (Loss)	(21)	80	7	—	66
Interest expense	178	74	1	(94)	159
Interest (income)	(74)	—	(20)	94	—
Net (earnings) loss of equity affiliates	(20)	—	—	20	—
Other (income) expense, net	—	—	—	—	—

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(105)	6	26	(20)	(93)
Provision (benefit) for income taxes	6	—	9	—	15

Income (Loss) from Continuing Operations	(111)	6	17	(20)	(108)
Income (loss) from discontinued operations, net of tax	10	(4)	1	—	7

Net Income (Loss)	$(101)	$2	$18	$(20)	$(101)
Other comprehensive income — foreign currency translation adjustment	(1)	—	(1)	1	(1)

Total Comprehensive Income (Loss)	$(102)	$2	$17	$(19)	$(102)

	Six Months Ended July 29, 2012
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$3,690	$205	$—	$3,895
Cost of sales	—	2,627	151	—	2,778

Gross Profit	—	1,063	54	—	1,117
Operating expenses:
Selling, general and administrative	36	726	43	—	805
Depreciation and amortization	7	158	1	—	166

Total operating expenses	43	884	44	—	971
Operating Income (Loss)	(43)	179	10	—	146
Interest expense	367	150	—	(193)	324
Interest (income)	(150)	(2)	(41)	193	—
Net (earnings) loss of equity affiliates	(72)	—	—	72	—
Other (income) expense, net	220	—	—	—	220

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(408)	31	51	(72)	(398)
Provision (benefit) for income taxes	16	(3)	21	—	34

Income (Loss) from Continuing Operations	(424)	34	30	(72)	(432)
Income (loss) from discontinued operations, net of tax	8	8	—	—	16

Net Income (Loss)	$(416)	$(42)	$30	$(72)	$(416)
Other comprehensive income — foreign currency translation adjustment	—	—	—	—	—

Total Comprehensive Income (Loss)	$(416)	$(42)	$30	$(72)	$(416)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Six Months Ended July 31, 2011
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$3,282	$201	$—	$3,483
Cost of sales	—	2,342	148	—	2,490

Gross Profit	—	940	53	—	993
Operating expenses:
Selling, general and administrative	36	677	42	—	755
Depreciation and amortization	6	157	1	—	164

Total operating expenses	42	834	43	—	919
Operating Income (Loss)	(42)	106	10	—	74
Interest expense	357	148	1	(189)	317
Interest (income)	(148)	(1)	(40)	189	—
Net (earnings) loss of equity affiliates	27	—	—	(27)	—
Other (income) expense, net	(1)	—	—	—	(1)

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(277)	(41)	49	27	(242)
Provision (benefit) for income taxes	8	8	19	—	35

Income (Loss) from Continuing Operations	(285)	(49)	30	27	(277)
Income (loss) from discontinued operations, net of tax	20	(11)	3	—	12

Net Income (Loss)	$(265)	$(60)	$33	$27	$(265)
Other comprehensive income — foreign currency translation adjustment	7	—	7	(7)	7

Total Comprehensive Income (Loss)	$(258)	$(60)	$40	$20	$(258)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	July 29, 2012
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$34	$25	$31	$—	$90
Receivables, net	14	1,019	89	(21)	1,101
Inventories	—	939	58	—	997
Deferred tax asset	—	84	2	(50)	36
Intercompany receivable	—	1	—	(1)	—
Other current assets	9	36	2	—	47

Total current assets	57	2,104	182	(72)	2,271

Property and equipment, net	63	321	5	—	389
Goodwill	—	3,272	7	—	3,279
Intangible assets, net	—	575	4	—	579
Deferred tax asset	89	—	6	(95)	—
Investment in subsidiaries	3,371	—	—	(3,371)	—
Intercompany notes receivable	2,774	582	—	(3,356)	—
Other assets	114	4	280	(277)	121

Total assets	$6,468	$6,858	$484	$(7,171)	$6,639

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9	$729	$41	$—	$779
Accrued compensation and benefits	35	65	4	—	104
Current installments of long-term debt	10	—	—	—	10
Deferred tax liabilities	70	—	—	(70)	—
Intercompany payable	—	—	1	(1)	—
Other current liabilities	214	106	10	(21)	309

Total current liabilities	338	900	56	(92)	1,202

Long-term debt, excluding current installments	6,035	—	7	(277)	5,765
Deferred tax liabilities	—	195	—	(75)	120
Intercompany notes payable	582	2,774	—	(3,356)	—
Other liabilities	347	32	7	—	386

Total liabilities	7,302	3,901	70	(3,800)	7,473

Stockholder’s equity (deficit)	(834)	2,957	414	(3,371)	(834)

Total liabilities and stockholder’s equity (deficit)	$6,468	$6,858	$484	$(7,171)	$6,639

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Six Months Ended July 29, 2012
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows from operating activities	$(318)	$(18)	$37	$(25)	$(324)

Cash flows from investing activities
Capital expenditures	(14)	(38)	—	—	(52)
Proceeds from sale of property and equipment	—	2	—	—	2
Purchase of debt investments	—	—	(1)	1	—
Payment for a business acquired	—	(196)	—	—	(196)
Proceeds from sale of a business	463	—	1	—	464
Proceeds from (payments of) intercompany notes	—	59	—	(59)	—
Investments (return of capital) in equity affiliates	(169)	—	—	169	—
Other investing activities	—	—	(3)	—	(3)

Net cash flows from investing activities	280	(173)	(3)	111	215

Cash flows from financing activities
Dividend payment	—	—	(25)	25	—
Equity contribution (return of capital)	—	204	(35)	(169)	—
Borrowings (repayments) of intercompany notes	(59)	—	—	59	—
Borrowings of long-term debt	2,817	—	—	—	2,817
Repayments of long-term debt	(3,287)	—	—	(1)	(3,288)
Borrowings on long-term revolver	997	—	7	—	1,004
Repayments of long-term revolver	(372)	—	—	—	(372)
Debt issuance and modification fees	(73)	—	—	—	(73)

Net cash flows from financing activities	23	204	(53)	(86)	88

Effect of exchange rates on cash	—	—	—	—	—

Net increase (decrease) in cash & cash equivalents	$(15)	$13	$(19)	$—	$(21)
Cash and cash equivalents at beginning of period	49	12	50	—	111

Cash and cash equivalents at end of period	$34	$25	$31	$—	$90

	Six Months Ended July 31, 2011
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows from operating activities	$(268)	$(21)	$(7)	$—	$(296)

Cash flows from investing activities
Capital expenditures	(8)	(27)	—	—	(35)
Proceeds from sales of property and equipment	—	4	—	—	4
Purchase of investments	(21)	—	—	—	(21)
Proceeds from sale of a business	—	—	11	—	11
Payments for a business acquired	—	(21)	—	—	(21)
Proceeds from (payments of) intercompany notes	—	71	—	(71)	—

Net cash flows from investing activities	(29)	27	11	(71)	(62)

Cash flows from financing activities
Borrowings (repayments) of intercompany notes	(71)	—	—	71	—
Repayments of long-term debt	(5)	—	—	—	(5)
Borrowings on long-term revolver	632	—	—	—	632
Repayments of long-term revolver	(472)	—	—	—	(472)

Net cash flows from financing activities	84	—	—	71	155

Effect of exchange rates on cash	—	—	2	—	2

Net increase (decrease) in cash & cash equivalents	$(213)	$6	$6	$—	$(201)
Cash and cash equivalents at beginning of period	249	8	35	—	292

Cash and cash equivalents at end of period	$36	$14	$41	$—	$91

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

NOTE 14 — SUBSEQUENT EVENT

On August 2, 2012, the Company issued $300 million additional aggregate principal amount of its 8 1/8% First Priority Notes due 2019 (the “Additional Notes”) at a premium of 107.5%. At closing, the Company received approximately $317 million, net of transaction fees. The Additional Notes were issued under the indenture pursuant to which HD Supply previously issued $950 million aggregate principal amount of 8 1/8% First Priority Notes due 2019, all of which remains outstanding. The net proceeds from the sale of the Additional Notes were applied to reduce outstanding borrowings under the Company’s ABL facility.

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

We provide an expansive offering of approximately one million SKUs of name brand and propriety brand products at competitive prices. Through approximately 630 locations across 46 states and 9 Canadian provinces, we provide localized, customer-driven services including jobsite delivery, will call or direct-ship options, diversified logistics and innovative solutions that contribute to our customers’ success.

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

•

Power Solutions (formerly “Utilities/Electrical”) — Distributes electrical transmission and distribution products, power plant maintenance, repair and operations (“MRO”) supplies, smart-grid technologies, and provides materials management and procurement outsourcing arrangements to the power generation and distribution industries and distributes electrical products such as wire and cable, switch gear supplies, lighting and conduit to residential and commercial contractors.

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

On June 29, 2012, we purchased Peachtree Business Products LLC (“Peachtree”) for approximately $196 million, which is subject to a customary working capital adjustment. Headquartered in Marietta, Georgia, Peachtree specializes in customizable business and property marketing supplies, serving residential and commercial property managers, medical facilities, schools and universities, churches and funeral homes. Peachtree is operated as part of our Facilities Maintenance business. For additional information, see “Note 2, Acquisitions,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

In accordance with ASC 205-20, Discontinued Operations, the results of the IPVF, Plumbing/HVAC and SESCO/QUESCO operations as well as the gain on sale of businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and the gain on the sale of businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income. All prior period Consolidated Statements of Operations and Comprehensive Income presented have been revised to reflect this presentation. For additional detail related to the results of operations of the discontinued operations, see “Note 3, Discontinued Operations,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

Relationship with Home Depot

Historical relationship

On August 30, 2007, investment funds associated with Bain Capital Partners, LLC, The Carlyle Group and Clayton, Dubilier & Rice, Inc. formed HDS Investment Holding, Inc. (“Holding”) and entered into a stock purchase agreement with The Home Depot, Inc. (“Home Depot” or “THD”) pursuant to which Home Depot agreed to sell to Holding or to a wholly owned subsidiary of Holding certain intellectual property and all of the

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

outstanding common stock of HD Supply, Inc. and the Canadian subsidiary CND Holdings, Inc. On August 30, 2007, through a series of transactions, Holding’s direct wholly-owned subsidiary, HDS Holding Corporation, acquired direct control of HD Supply through the merger of its wholly owned subsidiary, HDS Acquisition Corp., with and into HD Supply. Through these transactions (the “Transactions”), Home Depot was paid cash of $8.2 billion and 12.5% of Holding’s common stock worth $325 million for certain intellectual property and all of the outstanding common stock of HD Supply and CND Holdings, including all dividends and interest payable associated with those shares.

On-going relationship

We derive revenue from the sale of products to Home Depot. Revenue from these sales is recorded at an amount that approximates market. In addition to sales, we purchase products from Home Depot. All purchases are at amounts that management believes an unrelated third party would pay.

Strategic agreement

On the date of the Transactions, Home Depot entered into a strategic purchase agreement with Crown Bolt. This agreement provides a guaranteed revenue stream to Crown Bolt through January 31, 2015 by specifying minimum annual purchase requirements from Home Depot. As of July 29, 2012, the net book value of the strategic purchase agreement is $56 million and the net book value of goodwill assigned to Crown Bolt is $215 million. From time to time, we have discussions with Home Depot concerning amending, extending or replacing the current strategic purchase agreement, as well as the potential terms of any such amendment, extension or replacement. Some of the options discussed with Home Depot concerning the amendment, extension or replacement of the agreement could result in a future impairment of the strategic purchase agreement, the goodwill assigned to Crown Bolt or both, which could be significant.

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

Basis of presentation

The three months ended July 29, 2012 (“second quarter 2012”) and July 31, 2011 (“second quarter 2011”) both include thirteen weeks. The six months ended July 29, 2012 and July 31, 2011 both include twenty-six weeks.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Consolidated results of operations

	Three Months Ended		Percentage Increase (Decrease)	Six Months Ended		Percentage Increase (Decrease)
	July 29, 2012	July 31, 2011		July 29, 2012	July 31, 2011
Net Sales	$2,059	$1,875	9.8	$3,895	$3,483	11.8
Gross Profit	594	533	11.4	1,117	993	12.5
Operating expenses:
Selling, general and administrative	408	385	6.0	805	755	6.6
Depreciation and amortization	83	82	1.2	166	164	1.2

Total operating expenses	491	467	5.1	971	919	5.7
Operating Income	103	66	56.1	146	74	97.3
Interest expense	158	159	(0.6)	324	317	2.2
Loss on extinguishment of debt	—	—	—	220	—	*
Other (income) expense, net	—	—	—	—	(1)	*

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(55)	(93)	40.9	(398)	(242)	(64.5)
Provision (benefit) for income taxes	1	15	(93.3)	34	35	(2.9)

Income (Loss) from Continuing Operations	(56)	(108)	48.1	(432)	(277)	(56.0)
Income (loss) from discontinued operations, net of tax	—	7	*	16	12	33.3

Net Income (Loss)	$(56)	$(101)	44.6	$(416)	$(265)	(57.0)

Other financial data:
EBITDA	$187	$148	26.4	$93	$240	(61.3)
Adjusted EBITDA	$192	$155	23.9	$325	$251	29.5

	% of Net Sales		Basis Point Increase (Decrease)	% of Net Sales		Basis Point Increase (Decrease)
	Three Months Ended			Six Months Ended
	July 29, 2012	July 31, 2011		July 29, 2012	July 31, 2011
Net Sales	100.0%	100.0%	—	100.0%	100.0%	—
Gross Profit	28.8	28.4	40	28.7	28.5	20
Operating expenses:
Selling, general and administrative	19.8	20.5	(70)	20.7	21.7	(100)
Depreciation and amortization	4.0	4.4	(40)	4.3	4.7	(40)
Total operating expenses	23.8	24.9	(110)	25.0	26.4	(140)
Operating Income	5.0	3.5	150	3.7	2.1	160
Interest expense	7.7	8.5	(80)	8.3	9.1	(80)
Loss on extinguishment of debt	—	—	—	5.6	—	*
Other (income) expense, net	—	—	—	—	(0.1)	*
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(2.7)	(5.0)	230	(10.2)	(6.9)	(330)
Provision (benefit) for income taxes	—	0.8	(80)	0.9	1.0	(10)
Income (Loss) from Continuing Operations	(2.7)	(5.8)	310	(11.1)	(7.9)	(320)
Income (loss) from discontinued operations, net of tax	—	0.4	(40)	0.4	0.3	10
Net Income (Loss)	(2.7)	(5.4)	270	(10.7)	(7.6)	(310)
Other financial data:
EBITDA	9.1	7.9	120	2.4	6.9	(450)
Adjusted EBITDA	9.3	8.3	100	8.3	7.2	110

*	Not meaningful

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Highlights

Net sales in second quarter 2012 increased $184 million, or 9.8%, compared to second quarter 2011. All of our market sectors realized increases in Net sales, led by the Maintenance, Repair & Improvement market sector. During second quarter 2012, our sales initiatives and cost control resulted in an improvement in our Operating income of $37 million, or 56.1%, as compared to second quarter 2011 and an improvement in our second quarter 2012 Adjusted EBITDA of $37 million, or 23.9%, as compared to second quarter 2011.

During first quarter 2012, we refinanced approximately $4 billion of our outstanding indebtedness including our existing senior secured credit facility, our existing asset based lending credit agreement, and our 12.0% senior notes. In conjunction with the refinancing, we recorded a $220 million loss on early extinguishment of debt. On August 2, 2012, we issued $300 million additional aggregate principal amount of our 8 1/8% First Priority Notes due 2019 (the “Additional Notes”) at a premium of 107.5%. At closing, we received approximately $317 million, net of transaction fees. Subsequent to the issuance of the Additional Notes, our liquidity was approximately $950 million and we have no significant debt maturities until our 13.5% Senior Subordinated Notes become due in mid-2015.

Our increases in Net Sales and Adjusted EBITDA were achieved despite the continued weak economy and construction markets. However, single-family housing starts are projected to increase by a 20% to 30% compound annual rate from 2011 to 2014. A compound annual growth rate of between 6% and 13% is forecasted for non-residential construction from 2011 to 2014.

Net sales

Net sales in second quarter 2012 increased $184 million, or 9.8%, compared to second quarter 2011 and $412 million, or 11.8%, in the first six months of fiscal 2012 as compared to the same period in fiscal 2011.

Each of our market sectors experienced an increase in Net sales during both the second quarter 2012 and the first six months of fiscal 2012 as compared to same periods of fiscal 2011. The Net sales increases were primarily due to sales initiatives at each of our market sectors. Organic sales growth was 9.5% for second quarter 2012 and 11.4% in the first six months of fiscal 2012 as compared to the same periods of fiscal 2011.

Gross profit

Gross profit increased $61 million, or 11.4%, during second quarter 2012 as compared to second quarter 2011 and $124 million, or 12.5%, in the first six months of fiscal 2012 as compared to the same period in fiscal 2011.

An increase in gross profit in second quarter 2012 and the first six months of fiscal 2012 as compared to the same periods in fiscal 2011 was experienced across all of our market sectors. The increase in gross profit during both periods was driven by our Maintenance, Repair & Improvement and Specialty Construction sectors.

Gross profit as a percentage of Net sales (“gross margin”) was 28.8% in second quarter 2012, an increase of approximately 40 basis points as compared to second quarter 2011, driven by improvements in our Maintenance, Repair & Improvement and Specialty Construction sectors. In the first six months of fiscal 2012, gross margin of 28.8% increased approximately 20 basis points as compared to the same period in fiscal 2011, driven by our Specialty Construction sector.

Operating expenses

Operating expenses increased $24 million, or 5.1%, during second quarter 2012 and $52 million, or 5.7%, in the first six months of fiscal 2012 as compared to the same periods of fiscal 2011.

Selling, general and administrative expenses increased $23 million, or 6.0%, during second quarter 2012 and $50 million, or 6.6%, in the first six months of fiscal 2012 as compared to the same periods of fiscal 2011, driven by our Maintenance, Repair & Improvement sector. The increases are primarily as a result of increases in variable expenses due to sales volume increases and investment in sales initiatives. Depreciation and amortization expense was relatively flat, with an increase of $1 million, or 1.2%, in second quarter 2012 and $2 million, or 1.2%, in the first six months of fiscal 2012 as compared to the same periods of fiscal 2011.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Operating expenses as a percentage of Net sales decreased approximately 110 basis points to 23.8% in the second quarter 2012 and approximately 140 basis points to 25.0% in the first six months of fiscal 2012 as compared to the same periods in fiscal 2011. The improvement reflects the leverage of fixed costs through sales volume increases, primarily at our Infrastructure & Energy market.

Operating income (loss)

Operating income increased $37 million, or 56.1%, during second quarter 2012 and $72 million, or 97.3%, in the first six months of fiscal 2012 as compared to the same periods of fiscal 2011. These improvements were due to the improvement in Net sales and Gross profit and control over growth in Operating expenses.

Operating income as a percentage of Net sales increased approximately 150 basis points second quarter 2012 and approximately 160 basis points in the first six months of fiscal 2012 as compared to the same periods of fiscal 2011. The improvement in both periods was driven by our Specialty Construction market sector, and, to a lesser extent, our Maintenance, Repair & Improvement and Infrastructure & Energy market sectors.

Interest expense

Interest expense decreased $1 million, or 0.6%, during second quarter 2012 and increased $7 million, or 2.2%, in the first six months of fiscal 2012 as compared to the same periods of fiscal 2011. The decrease in second quarter 2012 was primarily due to lower amortization of deferred debt costs and no amortization of the THD Guarantee in second quarter 2012 as a result of the Refinancing Transactions. This reduction was offset by an increase in the principal of the 13.5% Senior Subordinated Notes due to the paid-in-kind interest capitalization. The increase in interest expense during the first half of fiscal 2012 was primarily due to the additional interest expense paid as a result of the shortened call period on the early extinguishment of the 12.0% Senior Notes and the increase in the principal of the 13.5% Senior Subordinated Notes. These increases were partially offset by the lower amortization of deferred debt costs and no amortization of the THD Guarantee in second quarter 2012.

Loss on extinguishment of debt

In connection with the refinancing of most of our debt instruments in first quarter 2012, we recorded a charge of $220 million to Other (income) expense, net in the Consolidated Statement of Operations and Comprehensive Income (Loss) in accordance with U.S. GAAP (ASC 470-50, Debt-Modifications and Extinguishments). This charge consisted of $150 million for the premium paid to the holders of the 12.0% Senior Notes, as contractually required, upon early extinguishment, $46 million write-off of unamortized deferred debt costs and $24 million to write-off the remaining unamortized value associated with Home Depot’s guarantee of the Company’s payment obligations for principal and interest under the Term Loan under the Existing Senior Secured Credit Facility that was terminated in the refinancing. See Note 5, Debt, in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Other (income) expense, net

During first quarter 2011, we recognized a gain of $1 million related to the maturity of our interest rate swaps.

Provision (benefit) for income taxes

The provision for income taxes from continuing operations in second quarter 2012 was $1 million compared to $15 million in second quarter 2011. The effective rate for continuing operations for second quarter 2012 was a provision of 2.6%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions. The tax expense for second quarter 2012 was partially offset by an adjustment to the Company’s valuation allowance as a result of the acquisition of additional deferred tax liabilities in conjunction with the Peachtree acquisition. The effective rate for continuing operations for second quarter 2011 was 16.3%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, additional unrecognized tax benefits and the accrual of income taxes for foreign and certain state jurisdictions.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The provision for income taxes from continuing operations in the first six months of fiscal 2012 was $34 million compared to $35 million in the first six months of fiscal 2011. The effective rate for continuing operations for the first six months of fiscal 2012 was a provision of 8.6%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions. The tax expense for the first six months of fiscal 2012 was partially offset by an adjustment to the Company’s valuation allowance as a result of the Peachtree acquisition. The effective rate for continuing operations for the first six months of fiscal 2011 was 14.6%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, additional unrecognized tax benefits and the accrual of income taxes for foreign and certain state jurisdictions.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance. This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets.

EBITDA and Adjusted EBITDA

EBITDA increased $39 million, or 26.4%, in second quarter 2012 as compared to second quarter 2011 and decreased $147 million in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011. The decrease in the year-to-date period is primarily due to the $220 million loss on extinguishment of debt. Adjusted EBITDA, which excludes the loss on extinguishment of debt, increased $37 million, or 23.9%, in second quarter 2012 and $74 million, or 29.5%, in the first six months of fiscal 2012 as compared to the same periods of fiscal 2011.

The increase in Adjusted EBITDA in both periods of fiscal 2012 is primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 100 basis points to 9.3% in second quarter 2012 and approximately 110 basis points to 8.3% in the first six months of fiscal 2012 as compared to the same periods of 2011, primarily due to the leverage of fixed costs through sales volume increases and efforts to control variable expenses.

The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended		Six Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Net income (loss)	$(56)	$(101)	$(416)	$(265)
Less income (loss) from discontinued operations, net of tax	—	7	16	12

Income (loss) from continuing operations	(56)	(108)	(432)	(277)

Interest expense, net	158	159	324	317
Provision (benefit) from income taxes	1	15	34	35
Depreciation and amortization	84	82	167	165

EBITDA	187	148	93	240

Adjustments to EBITDA:
Loss on extinguishment of debt (i)	—	—	220	—
Other (income) expense, net (ii)	—	—	—	(1)
Stock-based compensation (iii)	5	5	10	9
Management fee & related expenses paid to Equity Sponsors (iv)	2	2	3	3
Other	(2)	—	(1)	—

Adjusted EBITDA	$192	$155	$325	$251

(i)	Represents the loss associated with the April 2012 refinancing of nearly $4 billion in outstanding indebtedness.
(ii)	Represents the gains/losses associated with the changes in fair value of interest rate swap contracts not accounted for under hedge accounting and other non-operating income/expense.
(iii)	Represents non-cash stock-based compensation costs for stock options.
(iv)	The Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee. In addition, the Company reimburses certain Equity Sponsor expenses.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Results of operations by market sector

Infrastructure & Energy

	Three Months Ended			Six Months Ended
Dollars in millions	July 29, 2012	July 31, 2011	Increase (Decrease)	July 29, 2012	July 31, 2011	Increase (Decrease)
Net sales	$967	$910	6.3%	$1,843	$1,693	8.9%
Operating income	$26	$16	62.5%	$36	$19	89.5%
% of Net sales	2.7%	1.8%	90 bps	2.0%	1.1%	90 bps
Depreciation and amortization	32	31	3.2%	64	62	3.2%

Adjusted EBITDA	$58	$47	23.4%	$100	$81	23.5%
% of Net sales	6.0%	5.2%	80 bps	5.4%	4.8%	60 bps

Net Sales

Net sales increased $57 million, or 6.3%, in second quarter 2012 as compared to second quarter 2011 and increased $150 million, or 8.9%, in the first six months of fiscal 2012 as compared to the same period of fiscal 2011.

The increase in Net sales in second quarter 2012 was driven by increases of $31 million, or 6.2%, at Waterworks and $25 million, or 6.1%, at Power Solutions. The increase in Net sales in the first six months of fiscal 2012 was driven by increases of $105 million, or 11.9%, at Waterworks and $45 million, or 5.6%, at Power Solutions.

The Net sales increase at Waterworks in second quarter 2012 was primarily due to new sales initiatives. The increase in Net sales at Power Solutions was driven by increasing demand from large investor-owned utilities.

The Net sales increase at Waterworks in the year-to-date period was primarily due to sales initiatives and increases in commodity prices, primarily polyvinyl chloride (“PVC”) and ductile iron products. In addition, RAMSCO, which was acquired at the start of second quarter 2011, contributed $8 million in non-organic growth in the year-to-date period. The Net sales increase at Power Solutions was driven by increasing demand from large investor-owned utilities and sales initiatives.

Adjusted EBITDA

Adjusted EBITDA increased $11 million, or 23.4%, during second quarter 2012 as compared to second quarter 2011 and increased $19 million, or 23.5%, in the first six months of fiscal 2012 as compared to the same period of fiscal 2011.

The increase in second quarter was driven by an increase of $6 million at Waterworks and $5 million at Power Solutions. The increase in Adjusted EBITDA in the year-to-date period was driven by an increase of $13 million at Waterworks and $7 million at Power Solutions. The Adjusted EBITDA increase in both periods across the sector was driven by increasing sales.

Adjusted EBITDA as a percentage of Net sales increased approximately 80 basis points in second quarter 2012 as compared to second quarter 2011 and increased approximately 60 basis points in the first six months of fiscal 2012 as compared to the same period of fiscal 2011. The increase in both periods was driven primarily by the leverage of fixed costs through sales volume increases and efforts to control variable expenses. In the year-to-date period, the improvement was partially offset by gross margin compression at Waterworks from fluctuating commodity prices during first quarter 2012.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Maintenance, Repair & Improvement

	Three Months Ended				Six Months Ended
Dollars in millions	July 29, 2012	July 31, 2011	Increase (Decrease)		July 29, 2012	July 31, 2011	Increase (Decrease)
Net sales	$685	$616	11.2%		$1,289	$1,143	12.8%
Operating income	$90	$80	12.5%		$153	$128	19.5%
% of Net sales	13.1%	13.0%	10 bps		11.9%	11.2%	70 bps
Depreciation and amortization	36	35	2.9%		72	71	1.4%

Adjusted EBITDA	$126	$115	9.3%		$225	$199	13.1%
% of Net sales	18.4%	18.7%	(30	) bps	17.5%	17.4%	10 bps

Net Sales

Net sales increased $69 million, or 11.2%, in second quarter 2012 as compared to second quarter 2011 and increased $146 million, or 12.8%, in the first six months of fiscal 2012 as compared to the same period of fiscal 2011.

The increases in Net sales in second quarter 2012 and the first six months of fiscal 2012 were driven by Facilities Maintenance, which had increases of $64 million, or 12.5%, and $124 million, or 13.1%, respectively, and, to a lesser extent, Crown Bolt and Repair & Remodel. The Net sales growth at Facilities Maintenance in both periods was primarily due to new initiatives in the multi-family, hospitality, and healthcare markets. Net sales in both periods were also positively impacted by improving market conditions in the hospitality and multi-family markets. Organic sales growth at Facilities Maintenance was 11.4% in second quarter 2012 and 12.5% in the first six months of fiscal 2012 as compared to the same periods of fiscal 2011.

Adjusted EBITDA

Adjusted EBITDA increased $11 million, or 9.6%, during second quarter 2012 as compared to second quarter 2011 and increased $26 million, or 13.1%, in the first six months of fiscal 2012 as compared to the same period of fiscal 2011.

The increase in Adjusted EBITDA in both periods was driven by increases at Facilities Maintenance of $14 million in second quarter 2012 and $27 million in the year-to-date period. These increases were due to volume increases and new sales initiatives, partially offset by increased Selling, general and administrative expense related to the volume increases and new initiatives.

Adjusted EBITDA as a percentage of Net sales decreased approximately 30 basis points to 18.4% in second quarter 2012 as compared to second quarter 2011, primarily as a result of the timing of investment in Crown Bolt’s store displays and Facilities Maintenance’s investment in sales initiatives.

Adjusted EBITDA as a percentage of Net sales increased approximately 10 basis points to 17.5% in the first six months of fiscal 2012 as compared to the same period of 2011, primarily due to the leverage of fixed costs through sales volume increases.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Specialty Construction

	Three Months Ended			Six Months Ended
Dollars in millions	July 29, 2012	July 31, 2011	Increase (Decrease)	July 29, 2012	July 31, 2011	Increase (Decrease)
Net sales	$363	$304	19.4%	$676	$561	20.5%
Operating income (loss)	$8	$(8)	*	$5	$(27)	*
% of Net sales	2.2%	(2.6)%	480 bps	0.7%	(4.8)%	550 bps
Depreciation and amortization	10	12	(16.7)%	20	23	(13.0)%

Adjusted EBITDA	$18	$4	350%	$25	$(4)	*
% of Net sales	5.0%	1.3%	370 bps	3.7%	(0.7)%	440 bps

*	not meaningful

Net Sales

Net sales increased $59 million, or 19.4%, in second quarter 2012 as compared to second quarter 2011 and increased $115 million, or 20.5%, in the first six months of fiscal 2012 as compared to the same period of fiscal 2011.

The increase in Net sales in second quarter 2012 was driven by White Cap, which had an increase of $52 million, or 20.4%. The increase in Net sales in first six months of 2012 was driven by an increase at White Cap of $102 million, or 21.7%. The Net sales growth at White Cap in both periods was primarily due to new sales initiatives and a modest strengthening of the construction markets. The increase in Net sales at CTI in both periods was primarily due to improvements in the residential housing market and sales into senior living facilities. In addition, the increase in the year-to-date period was positively impacted by sales initiatives.

Adjusted EBITDA

Adjusted EBITDA increased $14 million, or 350%, during second quarter 2012 compared to second quarter 2011 and improved $29 million during the first six months of fiscal 2012 to $25 million compared to a loss of $4 million in the first six months of fiscal 2011.

The improvement in Adjusted EBITDA in both periods was driven by White Cap, and, to a lesser extent, CTI. The improvement at White Cap in both periods was primarily driven by gross profit increases, as a result of sales initiatives, improved margin due to mix and sourcing initiatives. The improvement at CTI in both periods was primarily driven by sales increases and cost control initiatives.

Adjusted EBITDA as a percentage of Net sales increased approximately 370 basis points to 5.0% in second quarter 2012 as compared to second quarter 2011 and improved to 3.7% in the first six months of fiscal 2012 from (0.7)% in the same period of fiscal 2011, primarily due to improved gross margins, the leverage of fixed costs through sales volume increases and cost control initiatives at CTI.

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

During the first six months of 2012, our use of cash was primarily driven by the costs associated with the debt refinancing, payment of interest on debt, and the acquisition of Peachtree Business Products LLC. This use of cash was offset by cash receipts from operations, net debt borrowings, and proceeds from the sale of IPVF.

On August 2, 2012, we issued $300 million additional aggregate principal amount of our 8 1/8% First Priority Notes due 2019 (the “Additional Notes”) at a premium of 107.5%. At closing, we received approximately $317 million, net of transaction fees. The Additional Notes were issued under the indenture pursuant to which we previously issued $950 million aggregate principal amount of 8 1/8% First Priority Notes due 2019, all of which remains outstanding. The net proceeds from the sale of the Additional Notes were applied to reduce outstanding borrowings under our revolving ABL facility. After the issuance of the Additional Notes, liquidity increased to approximately $950 million. From time to time, depending on market conditions and other factors, we may seek to refinance a portion or all of our indebtedness.

Although we believe that our end-markets will improve and enable us to generate higher earnings and cash flows in future years, even in the absence of this expected improvement, we believe our current liquidity and earnings are sufficient to meet all of our operating needs and financial obligations through 2014. The chart below illustrates how our liquidity changes based on historical fiscal 2011 Adjusted EBITDA and capital expenditures, and our anticipated debt service requirements (amounts in millions).

	Six Months Ended	Fiscal Year
	January 2013	2013	2014
Starting Liquidity(1)	$612	$868	$751
Add:
Adjusted EBITDA(2)	257	508	508
Additional Notes Issuance(3)	317	—	—
Subtract:
Cash Interest Payments(4)	255	500	500
Capital Expenditures(2)	58	115	115
Debt Principal Payments(5)	5	10	10

Ending Liquidity	$868	$751	$634

(1)	Starting liquidity for the six months ended January 2013 is equal to our ending liquidity at July 29, 2012.
(2)	Adjusted EBITDA for the six months ended January 2013 is equal to the Adjusted EBITDA for the last two quarters of fiscal 2011. Capital Expenditures for the six months ended January 2013 are equal to 50% of the fiscal 2011 Capital Expenditures. Adjusted EBITDA and Capital Expenditures for fiscal 2013 and fiscal 2014 are equal to the fiscal 2011 Adjusted EBITDA and Capital Expenditures. For a reconciliation of the fiscal 2011 Adjusted EBITDA to Net income (loss), the most directly comparable financial measure under U.S. GAAP, see our revised “Item 7. Management’s Discussion and Analysis” for fiscal 2011 in our current report on Form 8-K, filed with the SEC on July 20, 2012. By including these assumptions in this report we do not intend to make any projection regarding future Adjusted EBITDA or capital expenditure levels. Actual results in the future may differ materially from historic levels.
(3)	Represents the issuance of an additional $300 million of our 8 1/8% First Priority Notes due 2019 at premium of 107.5%, net of transaction fees.
(4)	Our cash interest payments for the six months ended January 2013 are expected to be approximately $255 million. Our cash interest payments for fiscal 2013 and fiscal 2014 are expected to be approximately $500 million. The interest rates and other terms within our current credit agreements are not impacted by rating agency actions.
(5)	Represents required principal payments on our Term Loan due October 2017.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Six Months Ended		Increase (Decrease)
Amounts in millions	July 29, 2012	July 31, 2011
Operating activities	$(324)	$(296)	$(28)
Investing activities	215	(62)	277
Financing activities	88	155	(67)

Working capital

Working capital, excluding cash and cash equivalents, decreased to $979 million as of July 29, 2012 from $1,242 million as of July 31, 2011. The decrease was primarily driven by the disposition of our IPVF and Plumbing/HVAC businesses. Excluding the disposition impact, working capital increased approximately $126 million, primarily due to an increase in Receivables and Inventory reflecting higher sales volumes, offset by an increase in Accounts Payable and other current liabilities and a decrease in deferred tax assets.

Operating activities

Cash flow from operating activities in the first six months of fiscal 2012 was a use of $324 million compared with a use of $296 million in the first six months of fiscal 2011. Cash interest paid during the first half of fiscal 2012 was $351 million compared to $177 million in first half of fiscal 2011. Excluding the cash interest payments in both periods, cash flow from operating activities increased $146 million in the first six months of fiscal 2012 as compared to the same period of fiscal 2011. The increase was primarily due the timing of payments for the purchase of inventory and the increase in sales volume, partially offset by an increase in working capital, excluding the impact of dispositions, to support increasing sales volumes.

Investing activities

During the first six months of fiscal 2012, cash provided by investing activities was $215 million, primarily driven by $464 million of proceeds from the sale of a business, net, offset by $196 million payments for a business acquisition and $52 million in capital expenditures. During the first six months of fiscal 2011, cash used in investing activities was $62 million, driven by $35 million in capital expenditures, $21 million for payments to acquire a business, and $21 million in investment purchases, partially offset by $11 million of proceeds from the sale of a business.

Financing activities

During the first six months of fiscal 2012, cash provided by financing activities was $88 million, due to net debt borrowings of $161 million, which includes a $150 million contractually required premium paid to extinguish the 12.0% Senior Notes prior to maturity, offset by payments of $73 million for debt issuance costs. During the first six months of fiscal 2011, cash provided by financing activities was $155 million, due to net debt borrowings.

External Financing

As of July 29, 2012, we had an aggregate principal amount of $5.8 billion of outstanding debt, net of unamortized discounts of $58 million, and an additional $539 million of available borrowings under our ABL Facility (after giving effect to the borrowing base limitations and approximately $65 million in letters of credit issued and including $17 million of borrowings available on qualifying cash balances).

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

The proceeds of the First Priority Notes, the Second Priority Notes, the Senior Notes, the Senior Term Facility and the ABL Facility were used to repay amounts outstanding under existing indebtedness and to pay related fees and expenses.

As a result of the Refinancing Transactions, the Company incurred $74 million in debt issuance costs, of which $73 million was paid as of July 29, 2012, and recorded a $220 million loss on extinguishment, which included a $150 million premium payment to redeem the Old Senior Notes, $46 million to write-off the pro-rata portion of the unamortized deferred debt costs, and $24 million to write-off the remaining unamortized value associated with Home Depot’s guarantee of the Company’s payment obligations for principal and interest under the Term Loan under the Existing Senior Secured Credit Facility that was terminated in the refinancing. For additional information on the refinancing transactions, see Note 5, Debt, in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Long-term debt as of July 29, 2012 and January 29, 2012 consisted of the following (dollars in millions):

	July 29, 2012		January 29, 2012
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
ABL Facility due April 12, 2017	$632	2.27	$–	–
Term Loan due October 12, 2017, net of unamortized discount of $29 million as of July 29, 2012	971	7.25	–	–
8.125% First Priority Notes due April 15, 2019	950	8.13	–	–
11.0% Second Priority Notes due April 15, 2020	675	11.00	–	–
14.875% Senior Notes due October 12, 2020, net of unamortized discount of $29 million as of July 29, 2012	728	14.88	–	–
Term Loan due August 30, 2012	–	–	73	1.53
Term Loan due April 1, 2014	–	–	855	3.03
ABL Term Loan due April 1, 2014	–	–	214	3.56
12.0% Senior Notes due September 1, 2014	–	–	2,500	12.00
13.5% Senior Subordinated Notes due September 1, 2015	1,819	13.50	1,820	13.50

Total long-term debt	$5,775		5,462
Less current installments	(10)		(82)

Long-term debt, excluding current installments	$5,765		$5,380

(1)	Represents the stated rate of interest, without including the effect of discounts.

Debt covenants

The Company’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. The Company is in compliance with all such covenants.

Rating agency actions

During the first quarter of fiscal 2012, Moody’s Investors Service (“Moody’s”) upgraded HD Supply’s rating to Caa1, with a stable outlook, from Caa2, with a negative outlook. The speculative grade liquidity assessment remains SGL-3. Moody’s cited improvements in our operations and credit metrics. In addition, Moody’s acknowledged the refinancing of our existing capital structure which extended our maturity profile effectively by one year to 2015. The interest rates and other terms within our current credit agreements are not impacted by rating agency actions.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Critical accounting policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 29, 2012, included in our current report on Form 8-K, filed with the SEC on July 20, 2012.

New accounting guidance

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

We are subject to interest rate risk associated with our ABL Credit Facility due April 2017 and our Term Loan due October 2017. While changes in interest rates impact the fair value of the fixed rate debt, there is no impact to earnings and cash flow. Alternatively, while changes in interest rates do not affect the fair value of our variable-interest rate debt, they do affect future earnings and cash flows. A 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $13 million (giving effect to the reduction in the ABL Facility subsequent to the issuance of the Additional Notes and excluding the effect of the interest rate floor on our Term Loan).

Other than changes to our interest rate risk related to debt, there have been no material changes in our market risk exposures as compared to those discussed in our current report on Form 8-K for the year ended January 29, 2012, filed with the SEC on July 20, 2012.

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

There were no changes in the Company’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Exhibit Description

4.1	Second Supplemental Indenture, dated as of July 27, 2012, among Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC, AP RE LLC, HD Supply, Inc. and Wilmington Trust, National Association, as trustee, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.

4.2	Third Supplemental Indenture, dated as of August 2, 2012, among HD Supply, Inc., as issuer, the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as trustee, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.

4.3	Second Supplemental Indenture, dated as of July 27, 2012, among Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC, AP RE LLC, HD Supply, Inc. and Wilmington Trust, National Association, as trustee, relating to the 11% Senior Secured Second Priority Notes due 2020.

4.4	First Supplemental Indenture, dated as of July 27, 2012, among Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC, AP RE LLC, HD Supply, Inc. and Wilmington Trust, National Association, as trustee, relating to the 14.875% Senior Notes due 2020.

4.5	Fourth Supplemental Indenture, dated as of July 27, 2012, among Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC, AP RE LLC, HD Supply, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 13.5% Senior Subordinated Notes due 2015.

4.6	Exchange and Registration Rights Agreement, dated as of August 2, 2012, among HD Supply, Inc., the Subsidiary Guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other financial institutions named therein, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.

10.1	ABL Joinder Agreement, dated as of July 27, 2012, among HD Supply, Inc., as parent borrower, certain operating subsidiaries of the Parent Borrower signatory thereto and consented to by the other Loan Parties, General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, GE Canada Finance Holding Company, as Canadian agent and Canadian collateral agent for the lenders party to the ABL Credit Agreement.

10.2	Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.

10.3	Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of General Electric Capital Corporation, as administrative agent and U.S. ABL collateral agent for the lenders party to the ABL Credit Agreement, and the other parties thereto.

10.4	Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto.

HD SUPPLY, INC.	Form 10-Q

Exhibit Number	Exhibit Description

10.5	Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of Bank of America, N.A., as collateral agent and administrative for the lenders party to the Credit Agreement, and the other parties thereto.

10.6	Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of Wilmington Trust, National Association, as collateral agent, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.

10.7	Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of Wilmington Trust, National Association, as collateral agent, relating to the 8 1/8% Senior Secured First Priority Notes due 2019.

10.8	Assumption Agreement, dated as of July 27, 2012, made by Varsity AP Holding Corporation, GCP Amerifile Coinvest Inc., Varsity AP Holdings LLC, Amerifile, LLC, Peachtree Business Products, LLC and AP RE LLC in favor of Wilmington Trust, National Association, as collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.

10.9	Supplemental Agreement, dated as of July 27, 2012, made by HD Supply Holdings, LLC in favor of Wilmington Trust, National Association, as collateral agent, relating to the 11% Senior Secured Second Priority Notes due 2020.

21.1	List of Subsidiaries.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations and Comprehensive Income (Loss); (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows: and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC. (Registrant)

September 4, 2012	By:	/s/ JOSEPH J. DEANGELO
(Date)		Joseph J. DeAngelo
President and Chief Executive Officer

/s/ RONALD J. DOMANICO
Ronald J. Domanico
Senior Vice President and Chief Financial Officer