Form 10-Q
period 2012-10-28
HD SUPPLY, INC.
filed 2012-12-06
CIK 1465264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2012

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 333-159809

HD SUPPLY, INC.

(Exact name of Registrant as specified in its charter)

Delaware	75-2007383
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3100 Cumberland Boulevard, Suite 1480, Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

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

As of December 6, 2012, there were 1,000 shares of common stock of HD Supply, Inc. outstanding.

INDEX TO FORM 10-Q

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended October 28, 2012 and October 30, 2011 (unaudited)	3

	Consolidated Balance Sheets as of October 28, 2012 and January 29, 2012 (unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months ended October 28, 2012 and October 30, 2011 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51

Item 4.	Controls and Procedures	51

Part II.	Other Information

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 6.	Exhibits	52

Signatures		53

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, unaudited

	Three Months Ended		Nine Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Net Sales	$2,146	$1,893	$6,041	$5,376
Cost of sales	1,530	1,358	4,308	3,848

Gross Profit	616	535	1,733	1,528
Operating expenses:
Selling, general and administrative	418	389	1,223	1,144
Depreciation and amortization	84	81	250	245

Total operating expenses	502	470	1,473	1,389

Operating Income	114	65	260	139

Interest expense	165	160	489	477
Loss on extinguishment of debt	—	—	220	—
Other (income) expense, net	—	—	—	(1)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(51)	(95)	(449)	(337)
Provision (benefit) for income taxes	2	24	36	59

Income (Loss) from Continuing Operations	(53)	(119)	(485)	(396)
Income from discontinued operations, net of tax	3	14	19	26

Net Income (Loss)	$(50)	$(105)	$(466)	$(370)

Other comprehensive income (loss) — foreign currency translation adjustment	—	(6)	—	1

Total Comprehensive Income (Loss)	$(50)	$(111)	$(466)	$(369)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share data, unaudited

	October 28, 2012	January 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$158	$111
Cash restricted for debt redemption	985	—
Receivables, less allowance for doubtful accounts of $25 and $32	1,105	1,002
Inventories	994	1,108
Deferred tax asset	65	58
Other current assets	45	47

Total current assets	3,352	2,326

Property and equipment, net	390	398
Goodwill	3,279	3,151
Intangible assets, net	518	735
Other assets	139	128

Total assets	$7,678	$6,738

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$779	$714
Accrued compensation and benefits	137	140
Current installments of long-term debt	940	82
Other current liabilities	217	378

Total current liabilities	2,073	1,314

Long-term debt, excluding current installments	5,975	5,380
Deferred tax liabilities	149	111
Other liabilities	362	361

Total liabilities	8,559	7,166

Stockholder’s equity (deficit):
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at October 28, 2012 and January 29, 2012	—	—
Paid-in capital	2,693	2,680
Accumulated deficit	(3,572)	(3,106)
Accumulated other comprehensive income (loss) — cumulative foreign currency translation adjustment	(2)	(2)

Total stockholder’s equity (deficit)	(881)	(428)

Total liabilities and stockholder’s equity (deficit)	$7,678	$6,738

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Nine Months Ended
	October 28, 2012	October 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(466)	$(370)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	255	264
Provision for uncollectibles	3	10
Non-cash interest expense	86	170
Stock-based compensation expense	13	16
Deferred income taxes	27	43
Unrealized derivative gain	—	(1)
Loss on extinguishment of debt	220	—
Gain on sale of a business	(12)	(9)
Other	1	4
Changes in assets and liabilities:
(Increase) decrease in receivables	(215)	(262)
(Increase) decrease in inventories	(197)	(128)
(Increase) decrease in other current assets	(4)	—
(Increase) decrease in other assets	2	—
Increase (decrease) in accounts payable and accrued liabilities	(46)	3
Increase (decrease) in other long-term liabilities	6	(4)

Net cash provided by (used in) operating activities	(327)	(264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(80)	(58)
Proceeds from sales of property and equipment	5	4
Purchase of investments	(985)	(23)
Proceeds from sale of a business	481	98
Payment for acquisition of a business, net of cash acquired	(196)	(21)
Other investing activity	(2)	—

Net cash provided by (used in) investing activities	(777)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	4,140	—
Repayments of long-term debt	(3,290)	(8)
Borrowings on long-term revolver debt	1,192	888
Repayments on long-term revolver debt	(797)	(769)
Debt issuance and modification fees	(95)	—
Other financing activities	1	—

Net cash provided by (used in) financing activities	1,151	111

Increase (decrease) in cash and cash equivalents	$47	$(153)
Cash and cash equivalents at beginning of period	111	292

Cash and cash equivalents at end of period	$158	$139

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

Fiscal Year

HD Supply’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal year ending February 3, 2013 (“fiscal 2012”) includes 53 weeks and fiscal year ending January 29, 2012 (“fiscal 2011”) includes 52 weeks. The three months ended October 28, 2012 and October 30, 2011 both include thirteen weeks and the nine months ended October 28, 2012 and October 30, 2011 both include thirty-nine weeks.

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

Self-Insurance

HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile, workers’ compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At October 28, 2012 and January 29, 2012, self-insurance reserves totaled approximately $97 million and $101 million, respectively.

NOTE 2 — ACQUISITIONS

In accordance with the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805, Business Combinations, the results of the acquisitions are reflected in the Company’s consolidated financial statements from the date of acquisition forward.

On June 29, 2012, the Company purchased Peachtree Business Products LLC (“Peachtree”) for approximately $196 million. Headquartered in Marietta, Georgia, Peachtree Business Products specializes in customizable business and property marketing supplies, serving residential and commercial property managers, medical facilities, schools and universities, churches and funeral homes. Peachtree Business Products LLC is operated as part of the Facilities Maintenance segment.

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

NOTE 3 — DISCONTINUED OPERATIONS

On March 26, 2012, the Company sold all of the issued and outstanding equity interests in its Industrial Pipes, Valves and Fittings (“IPVF”) business to Shale-Inland Holdings, LLC for proceeds of approximately $469 million, which was subject to a customary working capital adjustment. Upon closing, the Company received cash proceeds of approximately $464 million, net of $5 million of transaction costs. As a result of the sale, the Company recorded a $9 million pre-tax gain in the first quarter of fiscal 2012. During the third quarter of fiscal 2012, the Company received $13 million for the final working capital settlement, and, as a result, recorded an additional $3 million pre-tax gain.

On September 9, 2011, the Company sold all of the issued and outstanding equity interests in its Plumbing/HVAC (“Plumbing”) business to Hajoca Corporation. The Company received cash proceeds of approximately $116 million, net of $8 million remaining in escrow and $4 million of transaction costs. As a result of the sale, the Company recorded a $7 million pre-tax gain in fiscal 2011. During the first quarter of fiscal 2012, the Company paid an additional $1 million in transaction costs. During the third quarter of fiscal 2012, the Company received $4 million from escrow.

On February 28, 2011, HD Supply Canada sold substantially all of the assets of SESCO/QUESCO (“SESCO”), an electrical products division of HD Supply Canada, to Sonepar Canada, and received proceeds of approximately $11 million, less $1 million remaining in escrow. As a result of the sale, the Company recorded a $2 million pre-tax gain in fiscal 2011. During the second quarter of fiscal 2012, the Company received $1 million from escrow.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Loss). All prior period Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation. The Consolidated Balance Sheets and Statements of Cash Flows prior to the dates of disposition have not been revised for discontinued operations.

The following tables provide additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended		Nine Months Ended
	Oct 28, 2012	Oct 30, 2011	Oct 28, 2012	Oct 30, 2011
Net sales	$—	$230	$127	$795
Gain on sale of discontinued operations	3	7	12	9

Income (loss) before provision for income taxes	3	14	19	26
Provision (benefit) for income taxes	—	—	—	—

Income from discontinued operations, net of tax	$3	$14	$19	$26

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

Home Depot

Strategic Agreement — On the date of the Transactions, Home Depot entered into a strategic purchase agreement with Crown Bolt. This agreement provides a guaranteed revenue stream to Crown Bolt through January 31, 2015 by specifying minimum annual purchase requirements from Home Depot. As of October 28, 2012, the net book value of the strategic purchase agreement is $50 million and the net book value of goodwill assigned to Crown Bolt is $215 million. From time to time, the Company has discussions with Home Depot concerning amending, extending or replacing the current strategic purchase agreement, as well as the potential terms of any such amendment, extension or replacement. Some of the options discussed with Home Depot concerning the amendment, extension or replacement of the agreement could result in a future impairment of the strategic purchase agreement, the goodwill assigned to Crown Bolt or both, which could be significant.

Sales — HD Supply derived revenue from the sale of products to Home Depot of $68 million and $211 million in the three and nine months ended October 28, 2012, respectively, and $66 million and $193 million in the three and nine months ended October 30, 2011, respectively. The revenue was recorded at an amount that generally approximates fair value. Accounts receivable from the sale of products to Home Depot were approximately $26 million at October 28, 2012 and $45 million at January 29, 2012, and are included within Receivables in the accompanying Consolidated Balance Sheets.

Equity Sponsors

Sponsor Management Fee — In conjunction with the closing of the Transactions, the Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee (“Sponsor Management Fee”) and related expenses through August 2017. The three and nine months ended October 28, 2012 include $1 million and $4 million, respectively, in Sponsor Management Fees and related expenses. The three and nine months ended October 30, 2011 include $1 million and $4 million,

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

respectively, in Sponsor Management Fees and related expenses. These charges are included in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Notes — As of October 28, 2012, affiliates of the Equity Sponsors beneficially owned all of the $813 million outstanding principal of the Company’s 14.875% Senior Notes. In addition, management of the Company has been informed that, as of October 28, 2012, affiliates of certain of the Equity Sponsors beneficially owned approximately $713 million aggregate principal amount, or 39%, of the Company’s 13.5% Senior Subordinated Notes and approximately $42 million aggregate principal amount of the Company’s other outstanding indebtedness. See Note 15, Subsequent Event, for information on the pro-rata redemption of the Company’s 13.5% Senior Subordinated Notes.

NOTE 5 — GOODWILL

The carrying amount of goodwill by reporting unit as of October 28, 2012 and January 29, 2012 is as follows (amounts in millions):

	October 28, 2012			January 29, 2012
	Gross Goodwill	Accumulated Impairments	Net Goodwill	Gross Goodwill	Accumulated Impairments	Net Goodwill
Waterworks	$1,867	$(815)	$1,052	$1,867	$(815)	$1,052
Facilities Maintenance	1,603	—	1,603	1,474	—	1,474
White Cap	183	(74)	109	183	(74)	109
Utilities	284	(99)	185	285	(99)	186
Crown Bolt	215	—	215	215	—	215
Repair & Remodel	125	(30)	95	125	(30)	95
Electrical	20	—	20	20	—	20
CTI	67	(67)	—	67	(67)	—
IPVF	—	—	—	82	(82)	—

Total goodwill	$4,364	$(1,085)	$3,279	$4,318	$(1,167)	$3,151

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

Under U.S. GAAP (ASC 350, Intangibles — Goodwill and Other), goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment.

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

On January 30, 2012, the Company adopted the provisions of Accounting Standard Update No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.

HD Supply performed the annual goodwill impairment testing during the third quarter of fiscal 2012 for the seven reporting units with goodwill balances (goodwill balances at one reporting unit was zero prior to the annual testing). In accordance with ASU 2011-08, the Company elected to first assess qualitative factors on two reporting units, Facilities Maintenance and White Cap, to determine whether it is more likely than not that the fair value of each of these reporting units is less than its carrying amount. Based on this assessment, the Company determined that it was not necessary to perform the two-step goodwill impairment test for these two reporting units. The Company bypassed the qualitative analysis on the remaining five reporting units and proceeded with the first step of the two-step goodwill impairment test.

The Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis and a market comparable method, with each method being equally weighted in the calculation. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market comparable approach. The cash flows employed in the DCF analyses are based on the Company’s most recent long-range forecast and, for years beyond the forecast, the Company’s estimates, which are based on estimated exit multiples ranging from six to seven times the final forecasted year earnings before interest, taxes, depreciation and amortization. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units and range from 11.5% to 14.0%. For the market comparable approach, the Company evaluated comparable company public trading values, using earnings multiples and sales multiples that are used to value the reporting units.

There was no indication of impairment in any of the Company’s reporting units during both the fiscal 2012 and fiscal 2011 annual testing and accordingly, the second step of the goodwill impairment analysis was not performed. At the time of our fiscal 2012 annual testing, the fair value of the reporting units for which step one of the goodwill impairment test was completed exceeded their carrying value by the following percentages: 47% for Waterworks, 31% for Utilities, 6% for Crown Bolt, 40% for Repair & Remodel, and 116% for Electrical.

The following table presents the changes in goodwill for the nine months ended October 28, 2012 and October 30, 2011 (amounts in millions).

	Nine Months Ended
	October 28, 2012	October 30, 2011
Beginning Balance	$3, 151	$3, 150
Acquisition	129	12
Realization of tax deductible goodwill from a prior acquisition	(1)	(11)

Ending Balance	$3,279	$3,151

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

NOTE 6 — DEBT

On October 15, 2012, HD Supply, Inc. issued $1,000 million of 11.5% Senior Notes due 2020 (the “11.5% Senior Notes”) at par. As a result of the issuance, the Company incurred $18 million in debt issuance costs, of which $15 million was paid as of October 28, 2012. The Company committed to use the net proceeds from the 11.5% Senior Notes issuance to redeem $930 million of the Company’s outstanding 13.5% Senior Subordinated Notes, subject to the required thirty-day notification period.

As of October 28, 2012, the Company holds $985 million in cash classified as Cash restricted for debt redemption in the Consolidated Balance Sheets for the redemption of $930 million of the 13.5% Senior Subordinated Notes,

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

payment of a $31 million premium to redeem the debt prior to maturity and $23 million of accrued interest. See Note 15, Subsequent Events.

On April 12, 2012, HD Supply, Inc. consummated the following transactions (the “Refinancing Transactions”) in connection with the refinancing of the senior portion of its debt structure:

•	the issuance of $950 million of its 8.125% Senior Secured First Priority Notes due 2019 (the “First Priority Notes”);

•	the issuance of $675 million of its 11% Senior Secured Second Priority Notes due 2020 (the “Second Priority Notes”);

•	the issuance of approximately $757 million of its 14.875% Senior Notes due 2020 (the “14.875% Senior Notes”);

•	entry into a new senior term facility (the “Senior Term Facility”) maturing in 2017 and providing for term loans in an aggregate principal amount of $1,000 million; and

•

entry into a new senior asset based lending facility (the “ABL Facility”) maturing in 2017 and providing for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million.

The proceeds of the First Priority Notes, the Second Priority Notes, the 14.875% Senior Notes, the Senior Term Facility and the ABL Facility were used to (i) repay all amounts outstanding under the Existing Senior Secured Credit Facility (Senior Secured Credit Facility dated as of August 30, 2007), (ii) repay all amounts outstanding under the Existing ABL Credit Facility (ABL Credit Facility dated as of August 30, 2007), (iii) repurchase all remaining outstanding Old Senior Notes (12.0% Senior Notes dated as of August 30, 2007) and (iv) pay related fees and expenses.

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

As a result of the Refinancing Transactions and the issuance of the Additional Notes, the Company incurred $80 million in debt issuance costs, all of which was paid as of October 28, 2012, and recorded a $220 million loss on extinguishment, which included a $150 million premium payment to redeem the Old Senior Notes, $46 million to write-off the pro-rata portion of the unamortized deferred debt costs, and $24 million to write-off the remaining unamortized Other asset associated with Home Depot’s guarantee of the Company’s payment obligations for principal and interest under the Term Loan under the Existing Senior Secured Credit Facility that was terminated in the Refinancing Transactions.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term debt as of October 28, 2012 and January 29, 2012 consisted of the following (dollars in millions):

	October 28, 2012		January 29, 2012
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
ABL Facility due April 12, 2017	$395	2.21	$—	—
Term Loan due October 12, 2017, net of unamortized discount of $27 million as of October 28, 2012	970	7.25	—	—
8.125% First Priority Notes due April 15, 2019, including unamortized premium of $22 million as of October 28, 2012	1,272	8.13	—	—
11.0% Second Priority Notes due April 15, 2020	675	11.00	—	—
11.5% Senior Notes due July 15, 2020	1,000	11.50
14.875% Senior Notes due October 12, 2020, net of unamortized discount of $29 million as of October 28, 2012	784	14.88	—	—
Term Loan due August 30, 2012	—	—	73	1.53
Term Loan due April 1, 2014	—	—	855	3.03
ABL Term Loan due April 1, 2014	—	—	214	3.56
12.0% Senior Notes due September 1, 2014	—	—	2,500	12.00
13.5% Senior Subordinated Notes due September 1, 2015	1,819	13.50	1,820	13.50

Total long-term debt	$6,915		5,462
Less current installments	(940)		(82)

Long-term debt, excluding current installments	$5,975		$5,380

(1)	Represents the stated rate of interest, without including the effect of discounts or premiums.

11.5% Senior Notes due 2020

The Company issued $1,000 million of its 11.5% Senior Notes under an Indenture, dated, and amended, as of October 15, 2012 (“11.5% Senior Notes Indenture”) among the Company, certain subsidiaries of the Company as guarantors (the “Subsidiary Guarantors”) and the Trustee. The 11.5% Senior Notes will bear interest at a rate of 11.5% per annum and will mature on July 15, 2020. Interest will be paid semi-annually in arrears on April 15th and October 15th of each year, commencing on April 15, 2013.

The 11.5% Senior Notes are unsecured senior indebtedness of the Company and rank equal in right of payment with all of the Company’s existing and future senior indebtedness, senior in right of payment to all of the Company’s existing and future subordinated indebtedness, and effectively subordinated to all of the Company’s existing and future secured indebtedness, including, without limitation, indebtedness under the Senior Credit Facilities, the First Priority Notes and the Second Priority Notes, to the extent of the value of the collateral securing such indebtedness.

The 11.5% Senior Notes are guaranteed, on a senior unsecured basis, by each of the Company’s direct and indirect domestic existing and future subsidiaries that is a wholly owned domestic subsidiary (other than certain excluded subsidiaries), and by each other domestic subsidiary that is a borrower under the ABL facility or that guarantees the Company’s obligations under any credit facility or capital markets securities. These guarantees are subject to release under customary circumstances as stipulated in the 11.5% Senior Notes Indenture.

Redemption

The Company may redeem the 11.5% Senior Notes, in whole or in part, at any time (1) prior to October 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the 11.5% Senior Notes Indenture and (2) on and after October 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on October 15 of the year set forth below.

Year	Percentage
2016	105.750%
2017	102.875%
2018 and thereafter	100.000%

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, at any time prior to October 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the 11.5% Senior Notes with the proceeds of certain equity offerings at a redemption price of 111.50% of the principal amount in respect of the 11.5% Senior Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the 11.5% Senior Notes are redeemed, an aggregate principal amount of 11.5% Senior Notes equal to at least 50% of the original aggregate principal amount of 11.5% Senior Notes must remain outstanding immediately after each such redemption of 11.5% Senior Notes.

8 1/8% Senior Secured First Priority Notes due 2019

The Company issued $950 million of its First Priority Notes under an Indenture, dated, and amended, as of April 12, 2012 (the “First Priority Indenture”) among the Company, certain subsidiaries of the Company, as guarantors (the “Subsidiary Guarantors”), the Trustee, and the Note Collateral Agent. On August 2, 2012, the Company issued $300 million additional aggregate principal amount of its First Priority Notes (the “Additional Notes”) at a premium of 107.5%. The First Priority Notes bear interest at a rate of 8 1/8% per annum and will mature on April 15, 2019. Interest will be paid semi-annually in arrears on April 15th and October 15th of each year, commencing on October 15, 2012.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

14.875% Senior Notes due 2020

The Company issued $757 million (net of $30 million of original issue discount) of its 14.875% Senior Notes under an Indenture, dated as of April 12, 2012 (the “14.875% Senior Notes Indenture”), among the Company, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee to investment funds associated with Bain Capital Partners, LLC, Carlyle Investment Management, LLC and Clayton, Dubilier & Rice, LLC, the Equity Sponsors. The 14.875% Senior Notes bear interest at a rate of 14.875% per annum and will mature on October 12, 2020. Interest will be paid semi-annually in arrears on each April 12th and October 12th through maturity, commencing on October 12, 2012, except that the first eleven payment periods through October 2017 shall be paid in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than paid in cash. On October 12, 2012, the Company made a PIK payment of $56 million, increasing the outstanding principal balance to $813 million. As a result of the PIK payment and the amortization of the original issue discount, the net book value of the 14.875% Senior Notes as of October 28, 2012 was $784 million.

Affiliates of certain of the Equity Sponsors owned an aggregate principal amount of approximately $484 million of the Old Senior Notes which they exchanged in a non-cash transaction for their investment in the 14.875% Senior Notes.

The 14.875% Senior Notes and the guarantees thereof are the Company’s and the guarantors’ senior unsecured indebtedness and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company and the guarantors and rank senior in right of payment to all existing and future subordinated obligations of the Company and the guarantors.

Redemption

The Company may redeem the 14.875% Senior Notes, in whole or in part, at any time (1) prior to April 12, 2015, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the 14.875% Senior Notes Indenture and (2) on and after April 12, 2015, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 12 of the years set forth below.

Year	Percentage
2015	111.1563%
2016	107.4375%
2017	103.7188%
2018 and thereafter	100.0000%

In addition, at any time prior to April 12, 2015, the Company may redeem up to 35% of the aggregate principal amount of the 14.875% Senior Notes with the proceeds of certain equity offerings at a redemption price of 114.875% of the principal amount in respect of the 14.875% Senior Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the 14.875% Senior Notes are redeemed, an aggregate principal amount of 14.875% Senior Notes equal to at least 50% of the original aggregate principal amount of 14.875% Senior Notes must remain outstanding immediately after each such redemption of 14.875% Senior Notes.

On or after April 12, 2017, the Company will be required to redeem or pay portions of the 14.875% Senior Notes in amounts intended to ensure the 14.875% Senior Notes are not treated as applicable high yield discount obligations for U.S. federal income tax purposes.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

First Priority Notes and Second Priority Notes (collectively the “Priority Notes”) and 11.5% Senior Notes and 14.875% Senior Notes (collectively the “Senior Notes”)

Offer to Repurchase

In the event of certain events that constitute a Change of Control (as defined in the First Priority Indenture and Second Priority Indenture, collectively the “Priority Indentures” and the 11.5% Senior Notes Indentures and the 14.875% Senior Notes Indenture, collectively the “Senior Indentures”), the Company must offer to repurchase all of the Priority Notes and Senior Notes (unless otherwise redeemed) at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date. If the Company sells assets under certain circumstances, the Company must use the proceeds to make an offer to purchase the Priority Notes and Senior Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Covenants

The Priority Indentures and Senior Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of the Company’s restricted subsidiaries to pay dividends to the Company or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; and enter into certain transactions with the Company’s affiliates. Most of these covenants will cease to apply for so long as the Priority Notes and Senior Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s.

Events of Default

The Priority Indentures and Senior Indentures also provide for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and other monetary obligations on all the then outstanding Priority Notes and Senior Notes to be due and payable immediately. The Priority Indentures and Senior Indentures also provide for specified cross default and cross acceleration to other material indebtedness. It is also an event of default if more than $450.0 million aggregate principal amount of (1) the Company’s 13.5% Senior Subordinated Notes due 2015 (the “Senior Subordinated Notes”) remains outstanding on the date that is 90 days or 45 days, in the case of the Priority Notes and Senior Notes, respectively, prior to the scheduled maturity date of the Senior Subordinated Notes or (2) any unsecured indebtedness of the Company or any restricted subsidiary incurred to refinance the Senior Subordinated Notes remains outstanding on the date that is 90 days or 45 days, in the case of the Priority Notes and Senior Notes, respectively, prior to the scheduled maturity date of the such refinancing indebtedness.

Registration Rights Agreements

The 11.5% Senior Notes and the guarantees have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). The Company has agreed to make an offer to exchange the 11.5% Senior Notes for registered, publicly tradable notes that have substantially identical terms as the 11.5% Senior Notes within 270 days following the original issue date of the 11.5% Senior Notes. The Company is obligated to pay additional interest, up to a maximum additional interest rate of 0.50% per annum, on the 11.5% Senior Notes if the exchange offer has not been completed within 360 days following the original issue date of the 11.5% Senior Notes.

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

The 14.875% Senior Notes and the guarantees have not been registered under the Securities Act. Under the 14.875% Senior Notes Exchange and Registration Rights Agreement, the holders of the 14.875% Senior Notes will not have registration rights until the later of (a) the date when 75% of the Senior Subordinated Notes have been

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

repaid or refinanced and (b) the earlier of (i) October 12, 2013 and the date that is 90 days after a registration statement with respect to the Second Priority Notes has become effective. Thereafter, the holders of the 14.875% Senior Notes will have limited demand and piggy-back registration rights.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Asset Based Lending Facility

The ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base). Extensions of credit under the ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of October 28, 2012, the Company has $867 million of available borrowings under the ABL Facility (after giving effect to the borrowing base limitations and approximately $61 million in letters of credit issued and including $43 million of borrowings available on qualifying cash balances).

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Covenants

The ABL Facility contains a number of covenants that, among other things, limit or restrict the Company’s ability and, in certain cases, the Company’s subsidiaries to make acquisitions, mergers, consolidations, dividends, and to prepay certain indebtedness (including the First Priority Notes, the Second Priority Notes and the 14.875% Senior Notes), in each case to the extent any such transaction would reduce availability under the ABL Facility below a specified amount.

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

13.5% Senior Subordinated Notes

On August 30, 2007, the Company issued $1,300 million of Senior Subordinated Notes due 2015 bearing interest at a rate of 13.5% (the “13.5% Senior Subordinated Notes”). Interest payments are due each March and September 1st through maturity except that the first eight payment periods through September 2011 were paid in kind (“PIK”) and therefore increased the balance of the outstanding indebtedness rather than paid in cash. During the second quarter of fiscal 2012, the Company repurchased $1 million aggregate principal of the 13.5% Senior Subordinated Notes at a 3% discount. As of October 28, 2012, the outstanding principal balance of the 13.5% Senior Subordinated Notes was $1,819 million. During October 2012, the Company issued a notice of partial redemption to redeem $930 million of the 13.5% Senior Subordinated Notes. See Note 15, Subsequent Events.

NOTE 7 — FAIR VALUE MEASUREMENTS

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

The Company’s financial instruments that are not reflected at fair value on the balance sheet were as follows as of October 28, 2012 and January 29, 2012 (amounts in millions):

	As of October 28, 2012		As of January 29, 2012
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
ABL Facility	$395	$379	$—	$—
Term Loans and Notes	6,555	6,898	5,462	5,070

Total	$6,950	$7,277	$5,462	$5,070

(1)	These amounts do not include accrued interest; accrued interest is classified as Other current liabilities and Other liabilities in the accompanying Consolidated Balance Sheets. These amounts do include any related discounts and premiums.

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

NOTE 8 — INCOME TAXES

As of October 28, 2012, the Company’s combined federal, state and foreign effective tax rate for continuing operations for the fiscal year ending February 3, 2013 is an 8.0% provision, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions. The tax expense for the nine months ended October 28, 2012 was partially offset by an adjustment of the Company’s valuation allowance as a result of the acquisition of additional deferred tax liabilities in conjunction with the Peachtree acquisition. The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other charges, as well as discrete events, such as acquisitions and settlements of audits. The Company is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes.

With regard to the increase in the valuation allowance and the impact the valuation allowance had on income tax expense, the valuation allowance was directly impacted by the increasing of the deferred tax liability for U.S. goodwill amortization for tax purposes. The deferred tax liability related to the Company’s U.S. tax deductible goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences. The Company does not believe it is “more likely than not” it will realize its U.S. deferred tax assets equal to deferred liability created by tax deductible goodwill and therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance. During the three and nine months ended October 28, 2012, the impact of the amortization of the indefinite lived intangibles increased income tax expense by $1 million and $34 million, respectively.

During the nine month period ended October 28, 2012, the Company recorded a $6 million reduction in income tax expense associated with an adjustment to the Company’s valuation allowance as a result of the Peachtree acquisition. The impact to the Company’s income tax rate of acquiring Peachtree’s net deferred tax liability is recorded in the Company’s financial statements outside of Peachtree’s purchase accounting. Peachtree’s net deferred tax liability of $6 million recorded in purchase accounting is available to the Company as a source of future taxable income to support the realization of the Company’s deferred tax assets which results in lowering the Company’s valuation allowance and income tax expense by such amount.

As of January 29, 2012, the Company’s unrecognized tax benefits in accordance with the income taxes principles of U.S. GAAP (ASC 740, Income Taxes) were $196 million. During the nine months ended October 28, 2012, the balance for unrecognized tax benefits increased $1 million as result of the Peachtree acquisition which was partially offset by settlements for tax positions in a prior period. Under the terms of the purchase agreement, the seller is required to reimburse the Company for any cash settlements related to the unrecognized tax benefits recorded in purchase accounting. As of October 28, 2012, the Company’s unrecognized tax benefits were $197 million. During the three and nine months ended October 28, 2012, the gross accrual for interest related to unrecognized tax benefits increased $3 million and $7 million, respectively, as a result of interest accruals on tax positions in a prior period. The Company’s ending net accrual for interest related to unrecognized tax benefits as of January 29, 2012 was $19 million and increased to $23 million as of October 28, 2012.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During fiscal year 2010, the Company determined that it did not meet the “more likely than not” standard that substantially all of its net U.S. deferred tax assets would be realized and therefore, the Company established a valuation allowance for its net U.S. deferred tax assets. With regard to the U.S., the Company continues to believe that a full valuation allowance is needed against the majority of its net deferred tax assets. As of October 28, 2012, the Company’s U.S. valuation allowance was $676 million and the Company expects to continue to add to its gross deferred tax assets for anticipated net operating losses.

See Note 11, Commitments and Contingencies, for discussion on the Internal Revenue Service audit of the Company’s U.S. federal income tax returns.

NOTE 9 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of October 28, 2012 and January 29, 2012 consisted of the following (amounts in millions):

	October 28, 2012	January 29, 2012
Trade receivables, net of allowance for doubtful accounts	$1,027	$919
Vendor rebate receivables	69	71
Other receivables	9	12

Total receivables, net	$1,105	$1,002

Other Current Liabilities

Other current liabilities as of October 28, 2012 and January 29, 2012 consisted of the following (amounts in millions):

	October 28, 2012	January 29, 2012
Accrued interest	$60	$233
Accrued non-income taxes	42	31
Branch closure & consolidation reserves	12	16
Other	103	98

Total other current liabilities	$217	$378

Significant Non-Cash Transactions

Interest payments on the 14.875% Senior Notes are due each April 12th and October 12th through maturity, commencing on October 12, 2012, except that the first eleven payment periods through October 2017 shall be paid in kind (“PIK”) and therefore increase the balance of the outstanding indebtedness rather than paid in cash. The Company made PIK interest payments during the third quarter of fiscal 2012 of $56 million, increasing the outstanding principal balance of the 14.875% Senior Notes.

Interest payments on the 13.5% Senior Subordinated Notes are due each March 1st and September 1st through maturity except that the first eight payment periods through September 2011 were paid in kind. The Company made PIK interest payments during the nine months ended October 30, 2011 of $223 million, increasing the outstanding balance of the 13.5% Senior Subordinated Notes.

Supplemental Cash Flow Information

Cash paid for interest in the nine months ended October 28, 2012 and October 30, 2011 was $576 million and $340 million, respectively. Cash paid for income taxes, net of refunds, in the nine months ended October 28, 2012 and October 30, 2011 was $2 million and $4 million, respectively.

NOTE 10 — BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

Concurrent with the Transactions and acquisition integration, management evaluated the operations and performance of individual branches and identified branches for closure or consolidation. In addition, during

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the activity for the liability balances, included in Other current liabilities and Other liabilities in the Consolidated Balance Sheets (amounts in millions):

Balance — January 29, 2012	$40
Non-cash reduction	(2)
Cash payments	(9)
Other	(1)

Balance — October 28, 2012	$28

As of October 28, 2012, approximately $12 million of the liability balances for the branch closure and consolidation activities is classified as a current liability on the Company’s Consolidated Balance Sheet. Payments for occupancy costs are expected to be substantially complete over the next six years, with certain property lease obligations extending out as far as fourteen years. The Company continues to actively pursue buyout options or subleasing opportunities for the leased properties. The expected timing of cash payments related to the branch closure and consolidation activities could change or adjustments to the reserve may become necessary depending on the success and timing of entering into these types of agreements. Due to favorable lease and property dispositions, during the third quarter of fiscal 2012, the Company reduced the liability by $2 million, which was recorded as Income from discontinued operations, net in the Consolidated Statement of Operations and Comprehensive Income (Loss).

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

In connection with an audit of the Company’s U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009, the IRS has disallowed certain deductions claimed by the Company. During fiscal 2012, the IRS issued a formal Revenue Agents Report challenging approximately $299 million (excluding interest) of the cash refunds resulting from the Company’s NOL carrybacks. As of October 28, 2012, the Company estimates the interest to which the IRS would be entitled, if successful in all claims, to be approximately $36 million. If the IRS is ultimately successful with respect to the proposed adjustments, the Company, pursuant to the terms of the Agreement, would be required to pay Home Depot an amount equal to the disallowed refunds plus related interest. If the IRS is successful in defending its positions with respect to the disallowed deductions, certain of those disallowed deductions may be available to the Company in the form of increases in the Company’s deferred tax assets by approximately $231 million before valuation allowance.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

See Note 8, Income Taxes, for further disclosures on the Company’s income taxes.

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

NOTE 12 — SEGMENT INFORMATION

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables present Net sales, Adjusted EBITDA, and other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Waterworks	Power Solutions	White Cap	Other, Corporate, & Eliminations	Total Continuing Operations
Three Months Ended Oct. 28, 2012
Net Sales	$587	$553	$468	$318	$220	$2,146
Adjusted EBITDA	112	42	21	22	7	204
Depreciation(1) & Software Amortization	9	3	2	3	7	24
Other Intangible Amortization	21	24	5	5	6	61

Three Months Ended Oct. 30, 2011
Net Sales	$497	$490	$429	$277	$200	$1,893
Adjusted EBITDA	87	37	17	13	1	155
Depreciation(1) & Software Amortization	8	1	1	2	9	21
Other Intangible Amortization	18	24	5	5	9	61

(1)	Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations and Comprehensive Income (Loss).

	Facilities Maintenance	Waterworks	Power Solutions	White Cap	Other, Corporate, & Eliminations	Total Continuing Operations
Nine Months Ended Oct. 28, 2012
Net Sales	$1,655	$1,541	$1,323	$891	$631	$6,041
Adjusted EBITDA	306	109	55	48	11	529
Depreciation(1) & Software Amortization	28	7	5	9	22	71
Other Intangible Amortization	59	72	14	15	21	181

Nine Months Ended Oct. 30, 2011
Net Sales	$1,441	$1,373	$1,239	$748	$575	$5,376
Adjusted EBITDA	254	91	43	17	1	406
Depreciation(1) & Software Amortization	22	3	3	10	26	64
Other Intangible Amortization	56	71	15	15	26	183

(1)	Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations and Comprehensive Income (Loss).

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation to Consolidated Financial Statements (amounts in millions)

	Three Months Ended		Nine Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Total Adjusted EBITDA	$204	$155	$529	$406
Depreciation and amortization	85	82	252	247
Stock-based compensation	3	7	13	16
Management fees and expenses	1	1	4	4
Other	1	—	—	—

Operating income (loss)	114	65	260	139
Interest expense	165	160	489	477
Loss on extinguishment of debt	—	—	220	—
Other (income) expense, net	—	—	—	(1)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(51)	(95)	(449)	(337)
Provision (benefit) for income taxes	2	24	36	59

Income (loss) from continuing operations	$(53)	$(119)	$(485)	$(396)

NOTE 13 — SUBSIDIARY GUARANTORS

The Company has issued 13.5% Senior Subordinated Notes guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly-owned domestic subsidiaries of the Company. The subsidiaries of the Company that do not guarantee the 13.5% Senior Subordinated Notes (“Non-guarantor Subsidiaries”) are direct or indirect wholly-owned subsidiaries of the Company and include the Company’s operations in Canada and a non-operating subsidiary in the United States that held an investment in the Company’s 13.5% Senior Subordinated Notes, which was eliminated in consolidation. During the third quarter of fiscal 2012, the investment in the 13.5% Senior Subordinated Notes was contributed to the Parent in a non-cash transaction. The Parent retired this portion of the 13.5% Senior Subordinated Notes. These transactions had no impact on the consolidated results of operations or financial position.

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended October 28, 2012
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$2,036	$110	$—	$2,146
Cost of sales	—	1,448	82	—	1,530

Gross Profit	—	588	28	—	616
Operating expenses:
Selling, general and administrative	16	381	21	—	418
Depreciation and amortization	3	81	—	—	84

Total operating expenses	19	462	21	—	502
Operating Income (Loss)	(19)	126	7	—	114
Interest expense	178	75	1	(89)	165
Interest (income)	(75)	(1)	(13)	89	—
Net (earnings) loss of equity affiliates	(71)	—	—	71	—

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(51)	52	19	(71)	(51)
Provision (benefit) for income taxes	3	(3)	2	—	2

Income (Loss) from Continuing Operations	(54)	55	17	(71)	(53)
Income (loss) from discontinued operations, net of tax	4	(1)	—	—	3

Net Income (Loss)	$(50)	$54	$17	$(71)	$(50)
Other comprehensive income — foreign currency translation adjustment	—	—	—	—	—

Total Comprehensive Income (Loss)	$(50)	$54	$17	$(71)	$(50)

	Three Months Ended October 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$1,791	$102	$—	$1,893
Cost of sales	—	1,283	75	—	1,358

Gross Profit	—	508	27	—	535
Operating expenses:
Selling, general and administrative	21	349	19	—	389
Depreciation and amortization	3	78	—	—	81

Total operating expenses	24	427	19	—	470
Operating Income (Loss)	(24)	81	8	—	65
Interest expense	180	75	—	(95)	160
Interest (income)	(75)	(1)	(19)	95	—
Net (earnings) loss of equity affiliates	(26)	—	—	26	—

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(103)	7	27	(26)	(95)
Provision (benefit) for income taxes	16	(1)	9	—	24

Income (Loss) from Continuing Operations	(119)	8	18	(26)	(119)
Income (loss) from discontinued operations, net of tax	14	—	—	—	14

Net Income (Loss)	$(105)	$8	$18	$(26)	$(105)
Other comprehensive income (loss) — foreign currency translation adjustment	(6)	—	(6)	6	(6)

Total Comprehensive Income (Loss)	$(111)	$8	$12	$(20)	$(111)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

	Nine Months Ended October 28, 2012
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$5,726	$315	$—	$6,041
Cost of sales	—	4,075	233	—	4,308

Gross Profit	—	1,651	82	—	1,733
Operating expenses:
Selling, general and administrative	52	1,107	64	—	1,223
Depreciation and amortization	10	239	1	—	250

Total operating expenses	62	1,346	65	—	1,473
Operating Income (Loss)	(62)	305	17	—	260
Interest expense	545	225	1	(282)	489
Interest (income)	(225)	(3)	(54)	282	—
Net (earnings) loss of equity affiliates	(143)	—	—	143	—
Loss on extinguishment of debt	220	—	—	—	220

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(459)	83	70	(143)	(449)
Provision (benefit) for income taxes	19	(6)	23	—	36

Income (Loss) from Continuing Operations	(478)	89	47	(143)	(485)
Income (loss) from discontinued operations, net of tax	12	7	—	—	19

Net Income (Loss)	$(466)	$96	$47	$(143)	$(466)
Other comprehensive income — foreign currency translation adjustment	—	—	—	—	—

Total Comprehensive Income (Loss)	$(466)	$96	$47	$(143)	$(466)

	Nine Months Ended October 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net Sales	$—	$5,073	$303	$—	$5,376
Cost of sales	—	3,625	223	—	3,848

Gross Profit	—	1,448	80	—	1,528
Operating expenses:
Selling, general and administrative	57	1,026	61	—	1,144
Depreciation and amortization	9	235	1	—	245

Total operating expenses	66	1,261	62	—	1,389
Operating Income (Loss)	(66)	187	18	—	139
Interest expense	537	223	1	(284)	477
Interest (income)	(223)	(2)	(59)	284	—
Net (earnings) loss of equity affiliates	1	—	—	(1)	—
Other (income) expense, net	(1)	—	—	—	(1)

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(380)	(34)	76	1	(337)
Provision (benefit) for income taxes	24	7	28	—	59

Income (Loss) from Continuing Operations	(404)	(41)	48	1	(396)
Income (loss) from discontinued operations, net of tax	34	(11)	3	—	26

Net Income (Loss)	$(370)	$(52)	$51	$1	$(370)
Other comprehensive income (loss) — foreign currency translation adjustment	1	—	1	(1)	1

Total Comprehensive Income (Loss)	$(369)	$(52)	$52	$—	$(369)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	October 28, 2012
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$107	$18	$33	$—	$158
Cash restricted for debt redemption	985	—	—	—	985
Receivables, net	—	1,032	73	—	1,105
Inventories	—	937	57	—	994
Deferred tax asset	—	84	2	(21)	65
Intercompany receivable	—	1	—	(1)	—
Other current assets	12	31	2	—	45

Total current assets	1,104	2,103	167	(22)	3,352

Property and equipment, net	63	321	6	—	390
Goodwill	—	3,272	7	—	3,279
Intangible assets, net	—	514	4	—	518
Deferred tax asset	80	—	6	(86)	—
Investment in subsidiaries	2,986	—	—	(2,986)	—
Intercompany notes receivable	2,774	608	—	(3,382)	—
Other assets	130	6	3	—	139

Total assets	$7,137	$6,824	$193	$(6,476)	$7,678

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13	$723	$43	$—	$779
Accrued compensation and benefits	38	94	5	—	137
Current installments of long-term debt	940	—	—	—	940
Deferred tax liabilities	21	—	—	(21)	—
Intercompany payable	—	—	1	(1)	—
Other current liabilities	98	108	11	—	217

Total current liabilities	1,110	925	60	(22)	2,073

Long-term debt, excluding current installments	5,975	—	—	—	5,975
Deferred tax liabilities	—	235	—	(86)	149
Intercompany notes payable	608	2,774	—	(3,382)	—
Other liabilities	325	30	7	—	362

Total liabilities	8,018	3,964	67	(3,490)	8,559

Stockholder’s equity (deficit)	(881)	2,860	126	(2,986)	(881)

Total liabilities and stockholder’s equity (deficit)	$7,137	$6,824	$193	$(6,476)	$7,678

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Nine Months Ended October 28, 2012
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows from operating activities	$(368)	$19	$72	$(50)	$(327)

Cash flows from investing activities
Capital expenditures	(19)	(59)	(2)	—	(80)
Proceeds from sale of property and equipment	—	5	—	—	5
Purchase of debt investments	—	—	(1)	1	—
Purchase of other investments	(985)	—	—	—	(985)
Proceeds from sale of a business	480	—	1	—	481
Payment for a business acquired	—	(196)	—	—	(196)
Proceeds from (payments of) intercompany notes	—	33	—	(33)	—
Investments (return of capital) in equity affiliates	(169)	—	—	169	—
Other investing activities	—	—	(2)	—	(2)

Net cash flows from investing activities	(693)	(217)	(4)	137	(777)

Cash flows from financing activities
Dividend payment	—	—	(50)	50	—
Equity contribution (return of capital)	—	204	(35)	(169)	—
Borrowings (repayments) of intercompany notes	(33)	—	—	33	—
Borrowings of long-term debt	4,140	—	—	—	4,140
Repayments of long-term debt	(3,289)	—	—	(1)	(3,290)
Borrowings on long-term revolver	1,192	—	—	—	1,192
Repayments of long-term revolver	(797)	—	—	—	(797)
Debt issuance and modification fees	(95)	—	—	—	(95)
Other financing activities	1	—	—	—	1

Net cash flows from financing activities	1,119	204	(85)	(87)	1,151

Net increase (decrease) in cash & cash equivalents	$58	$6	$(17)	$—	$47
Cash and cash equivalents at beginning of period	49	12	50	—	111

Cash and cash equivalents at end of period	$107	$18	$33	$—	$158

	Nine Months Ended October 30, 2011
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows from operating activities	$(652)	$384	$4	$—	$(264)

Cash flows from investing activities
Capital expenditures	(11)	(46)	(1)	—	(58)
Proceeds from sale of property and equipment	—	4	—	—	4
Purchase of investments	(21)	(2)	—	—	(23)
Proceeds from sale of businesses	93	(6)	11	—	98
Payments for a business acquired	—	(21)	—	—	(21)
Proceeds from (payments of) intercompany notes	—	(306)	—	306	—

Net cash flows from investing activities	61	(377)	10	306	—

Cash flows from financing activities
Borrowings (repayments) of intercompany notes	306	—	—	(306)	—
Repayments of long-term debt	(8)	—	—	—	(8)
Borrowings on long-term revolver	888	—	—	—	888
Repayments of long-term revolver	(769)	—	—	—	(769)

Net cash flows from financing activities	417	—	—	(306)	111

Net increase (decrease) in cash & cash equivalents	$(174)	$7	$14	$—	$(153)
Cash and cash equivalents at beginning of period	249	8	35	—	292

Cash and cash equivalents at end of period	$75	$15	$49	$—	$139

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS

Fair value measurement — In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this ASU are intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”s). The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Company adopted the provisions of ASU 2011-04 on January 30, 2012. The adoption did not have an impact on the consolidated financial statements or results of operations.

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

NOTE 15 — SUBSEQUENT EVENTS

On November 8, 2012, the Company redeemed $930 million of its outstanding 13.5% Senior Subordinated Notes at a premium of 103.375% plus $23 million of accrued interest. As a result, in the fourth quarter of fiscal 2012, the Company will report a $37 million loss on extinguishment, which includes a $31 million premium payment to redeem the 13.5% Senior Subordinated Notes and $5 million to write-off the pro-rata portion of the unamortized deferred debt costs. Subsequent to the redemption, $889 million of the Company’s 13.5% Senior Subordinated Notes remains outstanding. Affiliates of the Equity Sponsors that hold the Company’s 13.5% Senior Subordinated Notes had such notes redeemed on a pro-rata basis, such that subsequent to the redemption, they beneficially own approximately $348 million aggregate principal amount, or 39%, of the Company’s 13.5% Senior Subordinated Notes.

On November 14, 2012, the Company entered into an agreement to purchase substantially all of the assets of Water Products of Oklahoma, Inc., Arkansas Water Products, LLC, and Municipal Water Works Supply, LP. These businesses distribute water, sewer, gas and related products, such as pipes, values, fittings, hydrants, pumps and meters, and offer maintenance products and repair services primarily to municipalities and contractors. The businesses will be operated as part of the Waterworks segment. The transaction closed in December 2012.

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

On June 29, 2012, we purchased Peachtree Business Products LLC (“Peachtree”) for approximately $196 million. Headquartered in Marietta, Georgia, Peachtree specializes in customizable business and property marketing supplies, serving residential and commercial property managers, medical facilities, schools and universities, churches and funeral homes. Peachtree is operated as part of our Facilities Maintenance business. For additional information, see “Note 2, Acquisitions,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

Discontinued operations

On March 26, 2012, we sold all of the issued and outstanding equity interests in our Industrial Pipes, Valves and Fittings (“IPVF”) business to Shale-Inland Holdings, LLC for proceeds of approximately $469 million. Upon closing, we received cash proceeds of approximately $464 million, net of $5 million of transaction costs. As a result of the sale, we recorded a $9 million pre-tax gain in the first quarter of fiscal 2012. During the third quarter of fiscal 2012, the Company received $13 million for the final working capital settlement, and, as a result, recorded an additional $3 million pre-tax gain.

On September 9, 2011, we sold all of the issued and outstanding equity interests in our Plumbing/HVAC business to Hajoca Corporation. We received cash proceeds of approximately $116 million, net of $8 million remaining in escrow and $4 million of transaction costs. As a result of the sale, we recorded a $7 million pre-tax gain in fiscal 2011. During the first quarter of fiscal 2012, the Company paid an additional $1 million in transaction costs. During the third quarter of fiscal 2012, the Company received $4 million from escrow.

On February 28, 2011, we sold substantially all of the assets of SESCO/QUESCO, an electrical products division of HD Supply Canada, to Sonepar Canada, and received proceeds of approximately $11 million, less $1 million remaining in escrow. As a result of the sale, we recorded a $2 million pre-tax gain in fiscal 2011. During the second quarter of fiscal 2012, we received $1 million from escrow.

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

EBITDA and Adjusted EBITDA are not recognized terms under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and do not purport to be alternatives to net income as measures of operating performance or to cash flows from operating activities as measures of liquidity. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow available for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and other debt service requirements. We believe EBITDA and Adjusted EBITDA are helpful in highlighting trends because they exclude the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, age and book depreciation of facilities and capital investments. We further believe that EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present EBITDA and Adjusted EBITDA measures when reporting their results. We use non-GAAP financial measures to supplement U.S. GAAP results to provide a more complete understanding of the factors and trends affecting the business than U.S. GAAP results alone. Because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

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

Strategic agreement

On the date of the Transactions, Home Depot entered into a strategic purchase agreement with Crown Bolt. This agreement provides a guaranteed revenue stream to Crown Bolt through January 31, 2015 by specifying minimum annual purchase requirements from Home Depot. As of October 28, 2012, the net book value of the strategic purchase agreement is $50 million and the net book value of goodwill assigned to Crown Bolt is $215 million. From time to time, we have discussions with Home Depot concerning amending, extending or replacing the current strategic purchase agreement, as well as the potential terms of any such amendment, extension or replacement. Some of the options discussed with Home Depot concerning the amendment, extension or replacement of the agreement could result in a future impairment of the strategic purchase agreement, the goodwill assigned to Crown Bolt or both, which could be significant.

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

Basis of presentation

The three months ended October 28, 2012 (“third quarter 2012”) and October 30, 2011 (“third quarter 2011”) both include thirteen weeks. The nine months ended October 28, 2012 and October 30, 2011 both include thirty-nine weeks.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Consolidated results of operations

	Three Months Ended		Percentage Increase (Decrease)	Nine Months Ended		Percentage Increase (Decrease)
Dollars in millions	October 28, 2012	October 30, 2011		October 28, 2012	October 30, 2011
Net Sales	$2,146	$1,893	13.4	$6,041	$5,376	12.4
Gross Profit	616	535	15.1	1,733	1,528	13.4
Operating expenses:
Selling, general and administrative	418	389	7.5	1,223	1,144	6.9
Depreciation and amortization	84	81	3.7	250	245	2.0

Total operating expenses	502	470	6.8	1,473	1,389	6.0
Operating Income	114	65	75.4	260	139	87.1
Interest expense	165	160	3.1	489	477	2.5
Loss on extinguishment of debt	—	—	—	220	—	*
Other (income) expense, net	—	—	—	—	(1)	*

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(51)	(95)	(46.3)	(449)	(337)	33.2
Provision (benefit) for income taxes	2	24	(91.7)	36	59	(39.0)

Income (Loss) from Continuing Operations	(53)	(119)	(55.5)	(485)	(396)	22.5
Income (loss) from discontinued operations, net of tax	3	14	(78.6)	19	26	(26.9)

Net Income (Loss)	$(50)	$(105)	(52.4)	$(466)	$(370)	25.9

Non-GAAP financial data:
EBITDA	$199	$147	35.4	$292	$387	(24.5)
Adjusted EBITDA	$204	$155	31.6	$529	$406	30.3

	% of Net Sales			% of Net Sales
	Three Months Ended		Basis Point Increase (Decrease)	Nine Months Ended		Basis Point Increase (Decrease)
	October 28, 2012	October 30, 2011		October 28, 2012	October 30, 2011
Net Sales	100.0%	100.0%	—	100.0%	100.0%	—
Gross Profit	28.7	28.3	40	28.7	28.4	30
Operating expenses:
Selling, general and administrative	19.5	20.5	(100)	20.2	21.3	(110)
Depreciation and amortization	3.9	4.3	(40)	4.2	4.5	(30)
Total operating expenses	23.4	24.8	(140)	24.4	25.8	(140)
Operating Income	5.3	3.5	180	4.3	2.6	170
Interest expense	7.7	8.5	(80)	8.1	8.9	(80)
Loss on extinguishment of debt	—	—	—	3.6	—	*
Other (income) expense, net	—	—	—	—	—	*
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(2.4)	(5.0)	(260)	(7.4)	(6.3)	(110)
Provision (benefit) for income taxes	0.1	1.3	(120)	0.6	1.1	(50)
Income (Loss) from Continuing Operations	(2.5)	(6.3)	380	(8.0)	(7.4)	(60)
Income (loss) from discontinued operations, net of tax	0.1	0.7	(60)	0.3	0.5	(20)
Net Income (Loss)	(2.4)	(5.6)	320	(7.7)	(6.9)	(80)
Non-GAAP financial data:
EBITDA	9.3	7.8	150	4.8	7.2	(240)
Adjusted EBITDA	9.5	8.2	130	8.8	7.6	120

*	Not meaningful

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Highlights

Net sales in third quarter 2012 increased $253 million, or 13.4%, compared to third quarter 2011. All of our market sectors realized increases in Net sales, led by the Maintenance, Repair & Improvement market sector. During third quarter 2012, our sales initiatives and cost control resulted in an improvement in our Operating income of $49 million, or 75.4%, as compared to third quarter 2011 and an improvement in our third quarter 2012 Adjusted EBITDA of $49 million, or 31.6%, as compared to third quarter 2011. As of October 28, 2012, our available liquidity was $982 million.

Our increases in Net Sales and Adjusted EBITDA were achieved despite the continued weak economy and construction markets. However, single-family housing starts are projected to increase by a 20% to 30% compound annual rate from 2011 to 2014. A compound annual growth rate of between 6% and 13% is forecasted for non-residential construction from 2011 to 2014.

Net sales

Net sales in third quarter 2012 increased $253 million, or 13.4%, compared to third quarter 2011 and $665 million, or 12.4%, in the first nine months of fiscal 2012 as compared to the same period in fiscal 2011.

Each of our market sectors experienced an increase in Net sales during both the third quarter 2012 and the first nine months of fiscal 2012 as compared to same periods of fiscal 2011. The Net sales increases were primarily due to sales initiatives at each of our market sectors and, to a lesser extent, increases in market volume. Organic sales growth was 12.4% for third quarter 2012 and 11.8% in the first nine months of fiscal 2012 as compared to the same periods of fiscal 2011.

Gross profit

Gross profit increased $81 million, or 15.1%, during third quarter 2012 as compared to third quarter 2011 and $205 million, or 13.4%, in the first nine months of fiscal 2012 as compared to the same period in fiscal 2011.

An increase in gross profit in third quarter 2012 and the first nine months of fiscal 2012 as compared to the same periods in fiscal 2011 was experienced across all of our market sectors. The increase in gross profit during both periods was driven by our Maintenance, Repair & Improvement and Specialty Construction sectors.

Gross profit as a percentage of Net sales (“gross margin”) was 28.7% in third quarter 2012, an increase of approximately 40 basis points as compared to third quarter 2011. In the first nine months of fiscal 2012, gross margin of 28.7% increased approximately 30 basis points as compared to the same period in fiscal 2011. The improvement in both periods was driven by our Maintenance, Repair & Improvement and Specialty Construction sectors.

Operating expenses

Operating expenses increased $32 million, or 6.8%, during third quarter 2012 and $84 million, or 6.0%, in the first nine months of fiscal 2012 as compared to the same periods of fiscal 2011.

Selling, general and administrative expenses increased $29 million, or 7.5%, during third quarter 2012 and $79 million, or 6.9%, in the first nine months of fiscal 2012 as compared to the same periods of fiscal 2011, driven by our Maintenance, Repair & Improvement sector. The increases are primarily as a result of increases in variable expenses due to sales volume increases and investment in sales initiatives. Depreciation and amortization expense increased slightly, with an increase of $3 million, or 3.7%, in third quarter 2012 and $5 million, or 2.0%, in the first nine months of fiscal 2012 as compared to the same periods of fiscal 2011. The increase is due to the timing of investment in property and equipment.

Operating expenses as a percentage of Net sales decreased approximately 140 basis points to 23.4% in the third quarter 2012 and approximately 140 basis points to 24.4% in the first nine months of fiscal 2012 as compared to the same periods in fiscal 2011. The improvement reflects the leverage of fixed costs through sales volume increases, primarily at our Specialty Construction market.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Operating income (loss)

Operating income increased $49 million, or 75.4%, during third quarter 2012 and $121 million, or 87.1%, in the first nine months of fiscal 2012 as compared to the same periods of fiscal 2011. These improvements were due to the improvement in Net sales and Gross profit and control over growth in Operating expenses.

Operating income as a percentage of Net sales increased approximately 180 basis points in third quarter 2012 and approximately 170 basis points in the first nine months of fiscal 2012 as compared to the same periods of fiscal 2011. The improvement in both periods was driven by our Specialty Construction market sector, and, to a lesser extent, our Maintenance, Repair & Improvement and Infrastructure & Energy market sectors.

Interest expense

Interest expense increased $5 million, or 3.1%, during third quarter 2012 and $12 million, or 2.5%, in the first nine months of fiscal 2012 as compared to the same periods of fiscal 2011. The increase in third quarter 2012 was primarily due to an increase in outstanding borrowings, partially offset by lower amortization of deferred debt costs and no amortization of the THD Guarantee in the second and third quarters of fiscal 2012 as a result of the Refinancing Transactions. The increase in interest expense during the first nine months of fiscal 2012 was primarily due to the additional interest expense paid as a result of the shortened call period on the early extinguishment of the 12.0% Senior Notes and an increase in outstanding borrowings, partially offset by lower amortization of deferred debt costs and no amortization of the THD Guarantee in the second and third quarters of fiscal 2012.

Loss on extinguishment of debt

In connection with the refinancing of most of our debt instruments in first quarter 2012, we recorded a charge of $220 million to Other (income) expense, net in the Consolidated Statement of Operations and Comprehensive Income (Loss) in accordance with U.S. GAAP (ASC 470-50, Debt-Modifications and Extinguishments). This charge consisted of $150 million for the premium paid to the holders of the 12.0% Senior Notes, as contractually required, upon early extinguishment, $46 million write-off of unamortized deferred debt costs and $24 million to write-off the remaining unamortized value associated with Home Depot’s guarantee of the Company’s payment obligations for principal and interest under the Term Loan under the Existing Senior Secured Credit Facility that was terminated in the refinancing. See Note 6, Debt, in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Other (income) expense, net

During first quarter 2011, we recognized a gain of $1 million related to the maturity of our interest rate swaps.

Provision (benefit) for income taxes

The provision for income taxes from continuing operations in third quarter 2012 was $2 million compared to $24 million in third quarter 2011. The effective rate for continuing operations for third quarter 2012 was a provision of 2.9%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions. The effective rate for continuing operations for third quarter 2011 was 24.8%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, additional unrecognized tax benefits and the accrual of income taxes for foreign and certain state jurisdictions.

The provision for income taxes from continuing operations in the first nine months of fiscal 2012 was $36 million compared to $59 million in the first nine months of fiscal 2011. The effective rate for continuing operations for the first nine months of fiscal 2012 was a provision of 8.0%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions. The tax expense for the first nine months of fiscal 2012 was partially offset by an adjustment to the Company’s valuation allowance as a result of the acquisition of additional deferred tax liabilities in conjunction with the Peachtree acquisition. The effective rate for continuing

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

operations for the first nine months of fiscal 2011 was 17.5%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, additional unrecognized tax benefits and the accrual of income taxes for foreign and certain state jurisdictions.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance. This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets.

EBITDA and Adjusted EBITDA

EBITDA increased $52 million, or 35.4%, in third quarter 2012 as compared to third quarter 2011 and decreased $95 million in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011. The decrease in the year-to-date period is primarily due to the $220 million loss on extinguishment of debt. Adjusted EBITDA, which excludes the loss on extinguishment of debt, increased $49 million, or 31.6%, in third quarter 2012 and $123 million, or 30.3%, in the first nine months of fiscal 2012 as compared to the same periods of fiscal 2011.

The increase in Adjusted EBITDA in both periods of fiscal 2012 is primarily due to the increases in Net sales and Gross profit. Adjusted EBITDA as a percentage of Net sales increased approximately 130 basis points to 9.5% in third quarter 2012 and approximately 120 basis points to 8.8% in the first nine months of fiscal 2012 as compared to the same periods of 2011, primarily due to the leverage of fixed costs through sales volume increases and efforts to control variable expenses.

The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented (amounts in millions):

	Three Months Ended		Nine Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Net income (loss)	$(50)	$(105)	$(466)	$(370)
Less income (loss) from discontinued operations, net of tax	3	14	19	26

Income (loss) from continuing operations	(53)	(119)	(485)	(396)

Interest expense, net	165	160	489	477
Provision (benefit) from income taxes	2	24	36	59
Depreciation and amortization	85	82	252	247

EBITDA	199	147	292	387

Adjustments to EBITDA:
Loss on extinguishment of debt (i)	—	—	220	—
Other (income) expense, net (ii)	—	—	—	(1)
Stock-based compensation (iii)	3	7	13	16
Management fee & related expenses paid to Equity Sponsors (iv)	1	1	4	4
Other	1	–	–	–

Adjusted EBITDA	$204	$155	$529	$406

(i)	Represents the loss associated with the April 2012 refinancing of nearly $4 billion in outstanding indebtedness.
(ii)	Represents the gains/losses associated with the changes in fair value of interest rate swap contracts not accounted for under hedge accounting and other non-operating income/expense.
(iii)	Represents non-cash stock-based compensation costs for stock options.
(iv)	The Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee. In addition, the Company reimburses certain Equity Sponsor expenses.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Results of operations by market sector

Infrastructure & Energy

	Three Months Ended			Nine Months Ended
Dollars in millions	October 28, 2012	October 30, 2011	Increase (Decrease)	October 28, 2012	October 30, 2011	Increase (Decrease)
Net sales	$1,021	$918	11.2%	$2,864	$2,611	9.7%
Operating income	$30	$22	36.4%	$66	$41	61.0%
% of Net sales	2.9%	2.4%	50 bps	2.3%	1.6%	70 bps
Depreciation and amortization	33	31	6.5%	97	93	4.3%

Adjusted EBITDA	$63	$53	18.9%	$163	$134	21.6%
% of Net sales	6.2%	5.8%	40 bps	5.7%	5.1%	60 bps

Net Sales

Net sales increased $103 million, or 11.2%, in third quarter 2012 as compared to third quarter 2011 and increased $253 million, or 9.7%, in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011.

The increase in Net sales in third quarter 2012 was driven by increases of $63 million, or 12.8%, at Waterworks and $39 million, or 9.1%, at Power Solutions. The increase in Net sales in the first nine months of fiscal 2012 was driven by increases of $168 million, or 12.2%, at Waterworks and $84 million, or 6.8%, at Power Solutions.

The Net sales increase at Waterworks in third quarter 2012 was primarily due to core market-share growth and new sales initiatives. The increase in Net sales at Power Solutions was driven by increasing demand from large investor-owned utilities.

The Net sales increase at Waterworks in the year-to-date period was primarily due to sales initiatives, increases in commodity prices, primarily polyvinyl chloride (“PVC”) and ductile iron products, and core market-share growth. Organic sales growth at Waterworks was 12.8% in third quarter 2012 and 11.6% in the first nine months of fiscal 2012 as compared to the same periods of fiscal 2011. The Net sales increase at Power Solutions was driven by increasing demand from large investor-owned utilities and sales initiatives.

Adjusted EBITDA

Adjusted EBITDA increased $10 million, or 18.9%, during third quarter 2012 as compared to third quarter 2011 and increased $29 million, or 21.6%, in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011.

The increase in third quarter was driven by an increase of $5 million at Waterworks and $4 million at Power Solutions. The increase in Adjusted EBITDA in the year-to-date period was driven by an increase of $18 million at Waterworks and $11 million at Power Solutions. The Adjusted EBITDA increase in both periods across the sector was driven by increasing sales.

Adjusted EBITDA as a percentage of Net sales increased approximately 40 basis points in third quarter 2012 as compared to third quarter 2011 and increased approximately 60 basis points in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011. The increase in both periods was driven primarily by the leverage of fixed costs through sales volume increases, efforts to control variable expenses and product mix. In addition, both periods were negatively impacted by gross margin compression at Waterworks from fluctuating commodity prices.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Maintenance, Repair & Improvement

	Three Months Ended			Nine Months Ended
Dollars in millions	October 28, 2012	October 30, 2011	Increase (Decrease)	October 28, 2012	October 30, 2011	Increase (Decrease)
Net sales	$696	$602	15.6%	$1,985	$1,745	13.8%
Operating income	$88	$67	31.3%	$241	$195	23.6%
% of Net sales	12.6%	11.1%	150 bps	12.1%	11.2%	90 bps
Depreciation and amortization	39	36	8.3%	111	107	3.7%

Adjusted EBITDA	$127	$103	23.3%	$352	$302	16.6%
% of Net sales	18.2%	17.1%	110 bps	17.7%	17.3%	40 bps

Net Sales

Net sales increased $94 million, or 15.6%, in third quarter 2012 as compared to third quarter 2011 and increased $240 million, or 13.8%, in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011.

The increases in Net sales in third quarter 2012 and the first nine months of fiscal 2012 were driven by Facilities Maintenance, which had increases of $90 million, or 18.2%, and $214 million, or 14.9%, respectively, and, to a lesser extent, Crown Bolt and Repair & Remodel. The Net sales growth at Facilities Maintenance in both periods was primarily due to new initiatives in the multi-family, hospitality, and healthcare markets. Net sales in both periods were also positively impacted by improving market conditions in the hospitality and multi-family markets. Organic sales growth at Facilities Maintenance was 14.5% in third quarter 2012 and 13.2% in the first nine months of fiscal 2012 as compared to the same periods of fiscal 2011.

Adjusted EBITDA

Adjusted EBITDA increased $24 million, or 23.3%, during third quarter 2012 as compared to third quarter 2011 and increased $50 million, or 16.6%, in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011.

The increase in Adjusted EBITDA in both periods was driven by increases at Facilities Maintenance of $25 million in third quarter 2012 and $52 million in the year-to-date period. These increases were due to volume increases and new sales initiatives, partially offset by increased Selling, general and administrative expense related to the volume increases and new initiatives.

Adjusted EBITDA as a percentage of Net sales increased approximately 110 basis points to 18.2% in third quarter 2012 as compared to third quarter 2011 and increased approximately 40 basis points to 17.7% in the first nine months of fiscal 2012 as compared to the same period of 2011. The increase in both periods was primarily due to the leverage of fixed costs through sales volume increases, partially offset by the investment in new sales initiatives at Facilities Maintenance.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Specialty Construction

	Three Months Ended			Nine Months Ended
Dollars in millions	October 28, 2012	October 30, 2011	Increase (Decrease)	October 28, 2012	October 30, 2011	Increase (Decrease)
Net sales	$383	$330	16.1%	$1,059	$891	18.9%
Operating income (loss)	$15	$—	*	$20	$(27)	*
% of Net sales	3.9%	—	390 bps	1.9%	(3.0)%	490 bps
Depreciation and amortization	9	10	(10.0)%	29	33	(12.1)%

Adjusted EBITDA	$24	$10	140.0%	$49	$6	*
% of Net sales	6.3%	3.0%	330 bps	4.6%	0.7%	390 bps

*	not meaningful

Net Sales

Net sales increased $53 million, or 16.1%, in third quarter 2012 as compared to third quarter 2011 and increased $168 million, or 18.9%, in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011.

The increase in Net sales in both third quarter 2012 and the first nine months of fiscal 2012 was driven by White Cap, which had an increase of $41 million, or 14.8%, and $143 million, or 19.1%, respectively, and, to a lesser extent, CTI. The Net sales growth at White Cap in both periods was primarily due to new sales initiatives. The increase in Net sales at CTI in both periods was primarily due to sales initiatives, improvements in the residential housing market and sales to senior living facilities.

Adjusted EBITDA

Adjusted EBITDA increased $14 million, or 140%, during third quarter 2012 as compared to third quarter 2011 and increased $43 million, or 717%, in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011.

The improvement in Adjusted EBITDA in both periods was driven by White Cap, and, to a lesser extent, CTI. The improvement at White Cap in both periods was primarily driven by gross profit increases, as a result of sales initiatives, improved margin due to mix and sourcing initiatives. The improvement at CTI in both periods was primarily driven by sales increases and cost control initiatives.

Adjusted EBITDA as a percentage of Net sales increased approximately 330 basis points to 6.3% in third quarter 2012 as compared to third quarter 2011 and increased approximately 390 basis points to 4.6% in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011, primarily due to improved gross margins and the leverage of fixed costs through sales volume increases at both businesses, and cost control initiatives at CTI.

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

During the first nine months of fiscal 2012, our sources of funds were primarily due to cash receipts from operations, net debt borrowings, and proceeds from the sale of IPVF. These sources of cash were offset by the costs associated with the debt refinancing, investment of cash restricted for debt repayment, payment of interest on debt, and the acquisition of Peachtree Business Products LLC.

As of October 28, 2012, our combined liquidity of approximately $982 million was comprised of $158 million in cash and cash equivalents and $824 million of available borrowings under our ABL Facility, based on qualifying inventory and receivables.

Although we believe that our end-markets will improve and enable us to generate higher earnings and cash flows in future years, even in the absence of this expected improvement, we believe our current liquidity and earnings are sufficient to meet all of our operating needs and financial obligations through 2014. The chart below illustrates how our liquidity changes based on historical Adjusted EBITDA and capital expenditures, and our anticipated debt service requirements (amounts in millions).

	Three Months Ended	Fiscal Year
	January 2013	2013	2014
Starting Liquidity(1)	$982	$1,031	$1,037
Add:
Adjusted EBITDA(2)	102	631	631
Subtract:
Cash Interest Payments(3)	22	500	500
Capital Expenditures(2)	29	115	115
Debt Principal Payments(4)	2	10	10

Ending Liquidity	$1,031	$1,037	$1,043

(1)	Starting liquidity for the three months ended January 2013 is equal to our ending liquidity at October 28, 2012.
(2)	Adjusted EBITDA for the three months ended January 2013 is equal to the Adjusted EBITDA for the fourth quarter of fiscal 2011. Capital Expenditures for the three months ended January 2013 are equal to 25% of the fiscal 2011 Capital Expenditures. Adjusted EBITDA for fiscal 2013 and fiscal 2014 are equal to the Adjusted EBITDA for the twelve months ended October 28, 2012. Capital Expenditures for fiscal 2013 and fiscal 2014 are equal to the fiscal 2011 Capital Expenditures. For a reconciliation of the nine months ended October 28, 2012 Adjusted EBITDA to Net income (loss), the most directly comparable financial measure under U.S. GAAP, see “Management’s Discussion and Analysis – Consolidated results of operations” within this current report on Form 10-Q. For a reconciliation of the three months ended January 29, 2012 Adjusted EBITDA to Net income (loss), see “Exhibit 99.3 – Quarterly Results” for fiscal 2011 in our current report on Form 8-K, filed with the SEC on July 20, 2012. By including these assumptions in this report we do not intend to make any projection regarding future Adjusted EBITDA or capital expenditure levels. Actual results in the future may differ materially from historic levels.
(3)	Our cash interest payments for the three months ended January 2013 are expected to be approximately $22 million. This excludes the interest paid on November 8, 2012, for the partial redemption of the 13.5% Senior Subordinated Notes as the cash used for this payment was restricted as of October 28, 2012; therefore, was not included in our starting liquidity. Our cash interest payments for fiscal 2013 and fiscal 2014 are expected to be approximately $500 million.
(4)	Represents required principal payments on our Term Loan due October 2017. This does not include the principal and premium paid on November 8, 2012, for the partial redemption of the 13.5% Senior Subordinated Notes as the cash used for these payments was restricted as of October 28, 2012; therefore, was not included in our starting liquidity.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Nine Months Ended		Increase (Decrease)
Amounts in millions	October 28, 2012	October 30, 2011
Operating activities	$(327)	$(264)	$(63)
Investing activities	(777)	—	(777)
Financing activities	1,151	111	1,040

Working capital

Working capital, excluding cash and cash equivalents, increased to $1,121 million as of October 28, 2012 from $1,081 million as of October 30, 2011. During March 2012, we sold our IPVF business. Excluding the disposition impact, working capital increased approximately $350 million, primarily due to an increase in Receivables and Inventory reflecting higher sales volumes and a decrease in accrued interest, offset by an increase in Accounts Payable and a decrease in Deferred tax assets.

Operating activities

Cash flow from operating activities in the first nine months of fiscal 2012 was a use of $327 million compared with a use of $264 million in the first nine months of fiscal 2011. Cash interest paid during the first nine months of fiscal 2012 was $576 million compared to $340 million in first nine months of fiscal 2011. Excluding the cash interest payments in both periods, cash flow from operating activities increased $173 million in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011. The increase was primarily due the timing of payments for the purchase of inventory and the increase in sales volume, partially offset by an increase in working capital, excluding the impact of dispositions, to support increasing sales volumes.

Investing activities

During the first nine months of fiscal 2012, cash used in investing activities was $777 million, primarily driven by the investment of $985 million of cash proceeds from the sale of the 11.5% Senior Notes, $196 million payments for a business acquisition and $80 million in capital expenditures. These payments were partially offset by $481 million of net proceeds from the sale of a business. During the first nine months of fiscal 2011, cash provided by investing activities was zero, driven by $98 million of proceeds from the sale of businesses and $4 million of proceeds from the sale of property and equipment, offset by $58 million in capital expenditures, $21 million in business acquisition payments, and $23 million in investments.

Financing activities

During the first nine months of fiscal 2012, cash provided by financing activities was $1,151 million, due to net debt borrowings of $1,245 million, which includes a $150 million contractually required premium paid to extinguish the 12.0% Senior Notes prior to maturity, offset by payments of $95 million for debt issuance costs. During the first nine months of fiscal 2011, cash provided by financing activities was $111 million, due to net debt borrowings.

External Financing

As of October 28, 2012, we had an aggregate principal amount of $6.9 billion of outstanding debt, net of unamortized discounts and premiums of $34 million, and an additional $867 million of available borrowings under our ABL Facility (after giving effect to the borrowing base limitations and approximately $61 million in letters of credit issued and including $43 million of borrowings available on qualifying cash balances). In addition, as of October 28, 2012, we had $985 million of cash restricted for the redemption of debt. From time to time, depending on market conditions and other factors, we may seek to refinance a portion or all of our indebtedness.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

On October 15, 2012, HD Supply, Inc. issued $1,000 million of 11.5% Senior Notes due 2020 (the “11.5% Senior Notes”) at par. As a result of the issuance, the Company incurred $18 million in debt issuance costs, of which $15 million was paid as of October 28, 2012.

On November 8, 2012, the net proceeds of the $1,000 million 11.5% Senior Notes issuance were used to redeem $930 million of the Company’s outstanding 13.5% Senior Subordinated Notes at a premium of 103.375% plus $23 million of accrued interest. As a result, in the fourth quarter of fiscal 2012, the Company will report a $37 million loss on extinguishment, which includes a $31 million premium payment to redeem the 13.5% Senior Subordinated Notes and $5 million to write-off the pro-rata portion of the unamortized deferred debt costs. Subsequent to the redemption, $889 million of the Company’s 13.5% Senior Subordinated Notes remains outstanding.

On April 12, 2012, HD Supply, Inc. consummated the following transactions (the “Refinancing Transactions”) in connection with the refinancing of the senior portion of its debt structure:

•	the issuance of $950 million of its 8.125% Senior Secured First Priority Notes due 2019 (the “First Priority Notes”);

•	the issuance of $675 million of its 11% Senior Secured Second Priority Notes due 2020 (the “Second Priority Notes”);

•	the issuance of approximately $757 million of its 14.875% Senior Notes due 2020 (the “Senior Notes”);

•	entry into a new senior term facility (the “Senior Term Facility”) maturing in 2017 and providing for term loans in an aggregate principal amount of $1,000 million; and

•

entry into a new senior asset based lending facility (the “ABL Facility”) maturing in 2017 and providing for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million.

The proceeds of the First Priority Notes, the Second Priority Notes, the 14.875% Senior Notes, the Senior Term Facility and the ABL Facility were used to repay amounts outstanding under existing indebtedness and to pay related fees and expenses.

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

As a result of the Refinancing Transactions and the sale of the Additional Notes, the Company incurred $80 million in debt issuance costs, all of which was paid as of October 28, 2012, and recorded a $220 million loss on extinguishment, which included a $150 million premium payment to redeem the Old Senior Notes, $46 million to write-off the pro-rata portion of the unamortized deferred debt costs, and $24 million to write-off the remaining unamortized value associated with Home Depot’s guarantee of the Company’s payment obligations for principal and interest under the Term Loan under the Existing Senior Secured Credit Facility that was terminated in the refinancing.

For additional information on the Company’s external financing arrangements, see Note 6, Debt, in the Notes to Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

HD SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Long-term debt as of October 28, 2012 and January 29, 2012 consisted of the following (dollars in millions):

	October 28, 2012		January 29, 2012
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
ABL Facility due April 12, 2017	$395	2.21	$–	–
Term Loan due October 12, 2017, net of unamortized discount of $27 million as of October 28, 2012	970	7.25	–	–
8.125% First Priority Notes due April 15, 2019, including unamortized premium of $22 million as of October 28, 2012	1,272	8.13	–	–
11.0% Second Priority Notes due April 15, 2020	675	11.00	–	–
11.5% Senior Notes due July 15, 2020	1,000	11.50
14.875% Senior Notes due October 12, 2020, net of unamortized discount of $29 million as of October 28, 2012	784	14.88	–	–
Term Loan due August 30, 2012	–	–	73	1.53
Term Loan due April 1, 2014	–	–	855	3.03
ABL Term Loan due April 1, 2014	–	–	214	3.56
12.0% Senior Notes due September 1, 2014	–	–	2,500	12.00
13.5% Senior Subordinated Notes due September 1, 2015	1,819	13.50	1,820	13.50

Total long-term debt	$6,915		5,462
Less current installments	(940)		(82)

Long-term debt, excluding current installments	$5,975		$5,380

(1)	Represents the stated rate of interest, without including the effect of discounts and premiums.

Debt covenants

The Company’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. The Company is in compliance with all such covenants.

Rating agency actions

During the third quarter of fiscal 2012, Moody’s Investors Service (“Moody’s”) changed HD Supply’s rating outlook to positive, from a stable outlook. During the first quarter of fiscal 2012, Moody’s upgraded HD Supply’s rating to Caa1, with a stable outlook, from Caa2, with a negative outlook. The speculative grade liquidity assessment remains SGL-3. Moody’s cited improvements in our operations and credit metrics. In addition, Moody’s acknowledged the refinancing of our existing capital structure which extended our maturity profile effectively by one year to 2015. The interest rates and other terms within our current credit agreements are not impacted by rating agency actions.

Critical accounting policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. Except as noted below under “New accounting guidance” as it relates to goodwill impairment testing, the Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 29, 2012, included in our current report on Form 8-K, filed with the SEC on July 20, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices. To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. During the first quarter of fiscal 2012, we refinanced a significant portion of our outstanding indebtedness. During the second and third quarters of fiscal 2012, we issued additional debt. As a result of these transactions, our interest rate risk related to debt has materially changed. See Note 6, Debt, in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

We are subject to interest rate risk associated with our ABL Credit Facility due April 2017 and our Term Loan due October 2017. While changes in interest rates impact the fair value of the fixed rate debt, there is no impact to earnings and cash flow. Alternatively, while changes in interest rates do not affect the fair value of our variable-interest rate debt, they do affect future earnings and cash flows. A 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $14 million (based on our borrowings as of October 28, 2012 and excluding the effect of the interest rate floor on our Term Loan).

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

There were no changes in the Company’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

HD Supply is involved in litigation from time to time in the ordinary course of business. In management’s opinion, none of the proceedings are material in relation to the consolidated operations, cash flows, or financial position of HD Supply and the Company has adequate reserves to cover its estimated probable loss exposure.

In April 2012, the Company was contacted by prosecutors for the South Coast Air Quality Management District (“SCAQMD”) in California regarding allegations that the Company sold products in violation of applicable SCAQMD VOC (volatile organic compound) rules. The Company has received a request for information from SCAQMD seeking information related to the alleged violations. The Company is in the process of responding to the request for information. Although the Company cannot predict the outcome of this matter, it may be required to pay a fine or other penalty, but it does not expect the outcome to have a material adverse effect on its consolidated financial condition or results of operations.

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

Exhibit Number	Exhibit Description

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations and Comprehensive Income (Loss); (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC. (Registrant)

December 6, 2012	By:	/s/ JOSEPH J. DEANGELO
(Date)		Joseph J. DeAngelo
President and Chief Executive Officer

/s/ RONALD J. DOMANICO
Ronald J. Domanico
Senior Vice President and Chief Financial Officer