Form 10-Q
period 2013-05-05
HD SUPPLY, INC.
filed 2013-06-07
CIK 1465264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2013

- OR -

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 333-159809

HD SUPPLY, INC.

(Exact name of Registrant as specified in its charter)

Delaware	75-2007383
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

3100 Cumberland Boulevard, Suite 1480, Atlanta, Georgia (Address of principal executive offices)	30339 (Zip Code)

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

The registrant is a privately held corporation and its equity shares are not publicly traded. As of June 7, 2013, there were 1,000 shares of common stock of HD Supply, Inc. outstanding, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, unaudited

	Three Months Ended
	May 5, 2013	April 29, 2012
Net Sales	$2,068	$1,836
Cost of sales	1,470	1,313
Gross Profit	598	523
Operating expenses:
Selling, general and administrative	439	397
Depreciation and amortization	59	83
Total operating expenses	498	480
Operating Income	100	43
Interest expense	147	166
Loss on extinguishment of debt	40	220
Other (income) expense, net	1	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(88)	(343)
Provision (benefit) for income taxes	43	33
Income (Loss) from Continuing Operations	(131)	(376)
Income (loss) from discontinued operations, net of tax	—	16
Net Income (Loss)	$(131)	$(360)
Other comprehensive income (loss) — foreign currency translation adjustment	(1)	3
Total Comprehensive Income (Loss)	$(132)	$(357)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share data, unaudited

	May 5, 2013	February 3, 2013

ASSETS
Current assets:
Cash and cash equivalents	$88	$141
Cash equivalents restricted for debt redemption	—	936
Receivables, less allowance for doubtful accounts of $21 and $23	1,089	1,008
Inventories	1,079	987
Deferred tax asset	7	42
Other current assets	46	49
Total current assets	2,309	3,163
Property and equipment, net	397	395
Goodwill	3,138	3,138
Intangible assets, net	440	473
Other assets	175	165
Total assets	$6,459	$7,334

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$849	$693
Accrued compensation and benefits	81	160
Current installments of long-term debt	10	899
Other current liabilities	170	291
Total current liabilities	1,110	2,043

Long-term debt, excluding current installments	6,620	6,430
Deferred tax liabilities	106	104
Other liabilities	343	348
Total liabilities	8,179	8,925

Stockholder’s equity (deficit):
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at May 5, 2013 and February 3, 2013	—	—
Paid-in capital	2,699	2,696
Accumulated deficit	(4,416)	(4,285)
Accumulated other comprehensive loss	(3)	(2)
Total stockholder’s equity (deficit)	(1,720)	(1,591)
Total liabilities and stockholder’s equity (deficit)	$6,459	$7,334

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions, unaudited

	Three Months Ended
	May 5, 2013	April 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(131)	$(360)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	60	86
Provision for uncollectibles	—	1
Non-cash interest expense	8	16
Payment of PIK interest & discounts upon extinguishment of debt	(364)	—
Loss on extinguishment of debt	40	220
Stock-based compensation expense	3	5
Deferred income taxes	37	28
Gain on sale of a business	—	(9)
Other	1	1
Changes in assets and liabilities:
(Increase) decrease in receivables	(82)	(72)
(Increase) decrease in inventories	(94)	(122)
(Increase) decrease in other current assets	4	(11)
(Increase) decrease in other assets	—	1
Increase (decrease) in accounts payable and accrued liabilities	(42)	(50)
Increase (decrease) in other long-term liabilities	3	2
Net cash provided by (used in) operating activities	(557)	(264)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32)	(22)
Proceeds from sales of property and equipment	1	1
Proceeds from sale of investments	936	—
Proceeds from sale of a business	—	463
Other investing activities	—	(2)
Net cash provided by (used in) investing activities	905	440
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	79	2,817
Repayments of long-term debt	(638)	(3,287)
Borrowings on long-term revolver debt	348	625
Repayments on long-term revolver debt	(158)	(255)
Debt issuance and modification fees	(32)	(63)
Net cash provided by (used in) financing activities	(401)	(163)
Effect of exchange rates on cash and cash equivalents	—	1
Increase (decrease) in cash and cash equivalents	$(53)	$14
Cash and cash equivalents at beginning of period	141	111
Cash and cash equivalents at end of period	$88	$125

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

HD Supply, Inc. (the ‘‘Company’’ or ‘‘HDS’’), a wholly-owned subsidiary of HD Supply Holdings, Inc. (“Holdings”), is one of the largest industrial distribution companies in North America.  The Company specializes in three distinct market sectors: Maintenance, Repair & Operations; Infrastructure & Power; and Specialty Construction. Through over 600 locations across 46 U.S. states and 9 Canadian provinces, the Company serves these markets with an integrated go-to-market strategy.  HDS has approximately 15,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, government entities, maintenance professionals, home builders and industrial businesses. HDS’s broad range of end-to-end product lines and services include over one million stock-keeping units (“SKUs”) of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from infrastructure and construction to maintenance, repair and operations.

HDS is managed primarily on a product line basis and reports results of operations in four reportable segments. The reportable segments are Facilities Maintenance, Waterworks, Power Solutions, and White Cap. Other operating segments include Crown Bolt, Repair & Remodel, Creative Touch Interiors (‘‘CTI’’), and HD Supply Canada. In addition, the consolidated financial statements include Corporate, which is comprised of enterprise-wide functional departments.

Basis of Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission that permit reduced disclosure for interim periods. The consolidated balance sheet as of February 3, 2013 was derived from audited financial statements, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

In Management’s opinion, the unaudited financial information for the interim periods presented includes all adjustments necessary for a fair statement of the results of operations, financial position, and cash flows.  All adjustments are of a normal recurring nature unless otherwise disclosed.  Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.  For a more complete discussion of the Company’s significant accounting policies and other information, you should read this report in conjunction with its annual report on Form 10-K for the year ended February 3, 2013, which includes all disclosures required by GAAP.

Fiscal Year

HDS’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal year ending February 2, 2014 (“fiscal 2013”) includes 52 weeks and fiscal year ending February 3, 2013 (“fiscal 2012”) included 53 weeks.  The three months ended May 5, 2013 and April 29, 2012 both included 13 weeks.

Principles of Consolidation

The consolidated financial statements present the results of operations, financial position and cash flows of HD Supply, Inc. and its wholly-owned subsidiaries.  All material intercompany balances and transactions are eliminated.  Results of operations of businesses acquired are included from their respective dates of acquisition.  The results of operations of all discontinued operations have been separately reported as discontinued operations for all periods presented.

Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these consolidated financial statements in conformity with GAAP.  Actual results could differ from these estimates.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Self-Insurance

HDS has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile, workers’ compensation, and is self-insured for medical claims and certain legal claims.  The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.  At each of May 5, 2013 and February 3, 2013, self-insurance reserves totaled approximately $94 million.

NOTE 2 — DISCONTINUED OPERATIONS

On March 26, 2012, the Company sold all of the issued and outstanding equity interests in its Industrial Pipes, Valves and Fittings (‘‘IPVF’’) business to Shale-Inland Holdings, LLC for approximately $477 million. Upon closing, the Company received cash proceeds of approximately $464 million, net of $5 million of transaction costs.  As a result of the sale, the Company recorded a $9 million pre-tax gain in the first quarter of fiscal 2012. During the third quarter of fiscal 2012, the Company received cash proceeds of $13 million in accordance with the final working capital settlement, and, as a result, recorded an additional $3 million pre-tax gain.

Summary Financial Information

In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, the results of the IPVF operations and the gain on sale of the business are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sale of business, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). The following table provides additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Three Months Ended
	May 5, 2013	April 29, 2012
Net sales	$—	$127
Gain on sale of discontinued operations	—	9
Income (loss) before provision for income taxes	—	16
Provision for income taxes	—	—
Income (loss) from discontinued operations, net of tax	$—	$16

NOTE 3 — RELATED PARTIES

On August 30, 2007, investment funds associated with Clayton, Dubilier & Rice, Inc., The Carlyle Group and Bain Capital Partners, LLC (collectively the “Equity Sponsors”) formed Holdings and entered into a stock purchase agreement with The Home Depot, Inc. (“Home Depot” or “THD”) pursuant to which Home Depot agreed to sell to Holdings, or to a wholly-owned subsidiary of Holdings, certain intellectual property and all the outstanding common stock of HD Supply, Inc. and the Canadian subsidiary CND Holdings, Inc.  On August 30, 2007, through a series of transactions, Holdings’ direct wholly-owned subsidiary, HDS Holding Corporation, acquired direct control of HD Supply, Inc. through the merger of its wholly-owned subsidiary, HDS Acquisition Corp., with and into HD Supply, Inc. and CND Holdings, Inc.  Through these transactions (the “Transactions”), Home Depot was paid cash of $8.2 billion and 12.5% of Holdings’ common stock valued at $325 million.

Home Depot

Sales—HDS derived revenue from the sale of products to Home Depot of $65 million and $69 million in the three months ended May 5, 2013 and April 29, 2012, respectively.  Accounts receivable from Home Depot were approximately $28 million at May 5, 2013 and $44 million at February 3, 2013, and are included within Receivables in the accompanying Consolidated Balance Sheets.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Strategic Agreement—On the date of the Transactions, Home Depot entered into a strategic purchase agreement with Crown Bolt, HDS’s distribution services line of business. As subsequently amended on February 4, 2013, Home Depot agreed to purchase certain products exclusively from Crown Bolt through January 31, 2020.

Equity Sponsors

Sponsor Management Fee—In conjunction with the closing of the Transactions, the Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee (“Sponsor Management Fee”) and related expenses through August 2017.  The three months ended May 5, 2013 and April 29, 2012 each include $1 million in Sponsor Management Fees and related expenses.  These charges are included in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Debt—Management of the Company has been informed that, as of May 5, 2013, affiliates of certain of the Equity Sponsors beneficially owned approximately $33 million aggregate principal amount of the Company’s outstanding indebtedness.  On February 8, 2013, the Company redeemed its outstanding 13.5% Senior Subordinated Notes due 2015 (“2007 Senior Subordinated Notes”) at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date.  Affiliates of certain of the Equity Sponsors owned approximately $348 million aggregate principal amount, or 39%, of the 2007 Senior Subordinated Notes that were redeemed and had such notes redeemed.

NOTE 4 - DEBT

Long-term debt as of May 5, 2013 and February 3, 2013 consisted of the following (dollars in millions):

	May 5, 2013		February 3, 2013
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Term Loans due 2017, net of unamortized discount of $22 million and $26 million as of May 5, 2013 and February 3, 2013, respectively	$970	4.50	$969	7.25
Senior ABL Facility due 2017	490	1.95	300	1.96
First Priority Notes due 2019, including unamortized premium of $20 million and $21 million as of May 5, 2013 and February 3, 2013, respectively	1,270	8.125	1,271	8.125
Second Priority Notes due 2020	675	11.00	675	11.00
October 2012 Senior Notes due 2020	1,000	11.50	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50
January 2013 Senior Subordinated Notes due 2021	950	10.50	950	10.50
2007 Senior Subordinated Notes due 2015	—	—	889	13.50
Total long-term debt	$6,630		$7,329
Less current installments	(10)		(899)
Long-term debt, excluding current installments	$6,620		$6,430

(1) Represents the stated rate of interest, without including the effect of discounts or premiums.

On February 15, 2013, HDS amended its Term Loan Facility (as defined below) to lower the borrowing margin by 275 basis points. The Term Loans (as defined below) are subject to an interest rate equal to LIBOR (subject to a floor of 1.25%) plus a borrowing margin of 3.25% or Prime plus a borrowing margin of 2.25% at the Company’s election. The amendment also replaced the hard call provision applicable to optional prepayment of Term Loans thereunder with a soft call option. The soft call option provides for a premium equal to 1.0% of the aggregate principal amount of Term Loans being prepaid if, on or prior to August 15, 2013, the Company enters into certain repricing transactions.  In connection with the amendment, the Company paid approximately $30 million in financing fees, of which approximately $27 million will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50, Debt-Modifications and Extinguishments.  A portion of the amendment was considered an extinguishment, resulting in a $5 million loss on extinguishment of debt, which included approximately $2 million of fees, $2 million to write off the pro-rata portion of unamortized

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

original issue discount, and $1 million to write off the pro-rata portion of unamortized deferred debt cost.  The portion of the amendment considered a modification resulted in a charge of $1 million, which was reported as Other non-operating expense in the Consolidated Statement of Operations and Comprehensive Income (Loss).

On February 8, 2013, HDS redeemed its remaining $889 million outstanding aggregate principal amount of 2007 Senior Subordinated Notes at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. As a result, in the first quarter of fiscal 2013, the Company incurred a $34 million loss on extinguishment, which includes a $30 million premium payment to redeem the 2007 Senior Subordinated Notes and approximately $4 million to write off the unamortized deferred debt cost.

Senior Credit Facilities

The Company’s Senior Term Facility consists of a senior secured Term Loan Facility (the ‘‘Term Loan Facility,’’ the term loans thereunder, the ‘‘Term Loans’’) providing for Term Loans in an aggregate principal amount of $1,000 million. The Term Loan Facility will mature on October 12, 2017 (the ‘‘Term Loan Maturity Date’’). The Term Loans will amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan Facility with the balance payable on the Term Loan Maturity Date.

The Company’s Senior Asset Based Lending Facility (“Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.  A portion of the Senior ABL Facility is available for letters of credit and swingline loans. As of May 5, 2013, HDS has $744 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $61 million in letters of credit issued and including $47 million of borrowings available on qualifying cash balances).

The Senior ABL Facility also permits HDS to add one or more incremental term loan facilities to be included in the Senior ABL Facility or one or more revolving credit facility commitments to be included in the Senior ABL Facility. The Senior ABL Facility will mature on April 12, 2017.

Secured Notes

The Company’s 8 1/8% Senior Secured First Priority Notes due 2019 (the ‘‘First Priority Notes’’), bear interest at a rate of 8 1/8% per annum and will mature on April 15, 2019.  Interest will be paid semi-annually in arrears on April 15th and October 15th of each year.

The Company’s 11% Senior Secured Second Priority Notes due 2020 (the ‘‘Second Priority Notes’’ and, together with the First Priority Notes, the ‘‘Secured Notes’’) bear interest at a rate of 11% per annum and will mature on April 15, 2020.  Interest will be paid semi-annually in arrears on April 15th and October 15th of each year.

Unsecured Notes

The Company’s 11.5% Senior Notes due 2020 (the ‘‘October 2012 Senior Notes’’) bear interest at 11.5% per annum and will mature on July 15, 2020. Interest will be paid semi-annually in arrears on April 15th and October 15th of each year.

The Company’s 7.5% Senior Notes due 2020 (the ‘‘February 2013 Senior Unsecured Notes’’ and, together with the October 2012 Senior Notes, the ‘‘Unsecured Notes’’) bear interest at 7.5% per annum and will mature on July 15, 2020. Interest will be paid semi-annually in arrears on April 15th and October 15th of each year.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Senior Subordinated Notes

The Company’s 10.5% Senior Subordinated Notes due 2021 (the ‘‘January 2013 Senior Subordinated Notes’’) bear interest at 10.5%per annum and will mature on January 15, 2021. Interest will be paid semi-annually in arrears on April 15th and October 15th of each year.

Debt covenants

The Company’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions. The Company is in compliance with all such covenants.

First Quarter 2012 Refinancing Transactions

On April 12, 2012, HDS consummated the following transactions (the ‘‘Refinancing Transactions’’) in connection with the refinancing of the senior portion of its debt structure:

•                  the issuance of $950 million of its 8 1/8% Senior Secured First Priority Notes due 2019;

•                  the issuance of $675 million of its 11% Senior Secured Second Priority Notes due 2020;

•                  the issuance of approximately $757 million of April 2012 Senior Notes due 2020;

•                  entry into a new senior term facility maturing in 2017 and providing for term loans in an aggregate principal amount of $1,000 million; and

•                  entry into a new senior asset based lending facility maturing in 2017 and providing for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under the borrowing base).

The proceeds of the First Priority Notes, the Second Priority Notes, the April 2012 Senior Notes, the Term Loan Facility and the Senior ABL Facility were used to (i) repay all amounts outstanding under the 2007 Senior Secured Credit Facility (Senior Secured Credit Facility dated as of August 30, 2007), (ii) repay all amounts outstanding under the 2007 ABL Credit Facility (ABL Credit Facility dated as of August 30, 2007), (iii) repurchase all remaining outstanding 2007 Senior Notes (12.0% Senior Notes dated as of August 30, 2007) and (iv) pay related fees and expenses.

Affiliates of certain of the Equity Sponsors owned an aggregate principal amount of approximately $484 million of the 2007 Senior Notes which they exchanged in a non-cash transaction for their investment in the April 2012 Senior Notes.

As a result of the Refinancing Transactions, the Company incurred $75 million in debt issuance costs and recorded a $220 million loss on extinguishment, which included a $150 million premium payment to redeem the 2007 Senior Notes, $46 million to write off the pro-rata portion of the unamortized deferred debt costs, and $24 million to write off the remaining unamortized asset associated with Home Depot’s guarantee of the Company’s payment obligations for principal and interest under the Term Loan under the 2007 Senior Secured Credit Facility that was terminated in the Refinancing Transactions.

NOTE 5 — FAIR VALUE MEASUREMENTS

The fair value measurements and disclosure principles of GAAP (ASC 820, Fair Value Measurements and Disclosures) define fair value, establish a framework for measuring fair value and provide disclosure requirements about fair value measurements.  These principles define a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s financial instruments that are not reflected at fair value on the balance sheet were as follows as of May 5, 2013 and February 3, 2013 (amounts in millions):

	As of May 5, 2013		As of February 3, 2013
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$490	$478	$300	$292
Term Loans and Notes	6,143	6,832	7,034	7,573
Total	$6,633	$7,310	$7,334	$7,865

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

NOTE 6 — INCOME TAXES

As of May 5, 2013, the Company’s combined federal, state and foreign effective tax rate for continuing operations for fiscal 2013 is a 48.4% provision, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.  The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other charges, as well as discrete events, such as acquisitions and settlements of audits.  The Company is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service.  Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes.

With regard to the increase in the valuation allowance and the impact the valuation allowance had on income tax expense, the valuation allowance was directly impacted by the increasing of the deferred tax liability for U.S. goodwill amortization for tax purposes.  The deferred tax liability related to the Company’s U.S. tax deductible goodwill is considered a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.  The Company does not believe it is “more likely than not” it will realize its U.S. deferred tax assets equal to the deferred liability created by tax deductible goodwill and therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance.  During the three months ended May 5, 2013, the impact of the tax amortization of the indefinite lived intangibles increased income tax expense by $37 million.

At each of February 3, 2013 and May 5, 2013, the Company’s unrecognized tax benefits in accordance with the income taxes principles of GAAP (ASC 740, Income Taxes) were $193 million.  During the three months ended May 5, 2013, the gross accrual for interest related to unrecognized tax benefits increased $2 million as a result of interest accruals on tax positions in a prior period.  The Company’s ending net accrual for interest related to unrecognized tax benefits as of February 3, 2013 was $22 million and increased to $23 million as of May 5, 2013.

During fiscal year 2010, the Company determined that it did not meet the “more likely than not” standard that substantially all of its net U.S. deferred tax assets would be realized and therefore, the Company established a valuation allowance for its net U.S. deferred tax assets.  With regard to the U.S., the Company continues to believe that a full valuation allowance is needed against the majority of its net deferred tax assets.  As of May 5, 2013, the Company’s U.S. valuation allowance was $997 million and the Company expects to continue to add to its gross deferred tax assets for anticipated net operating losses.

As a result of the Company’s redemption of the remaining $889 million outstanding aggregate principal amount of 2007 Senior Subordinated Notes on February 8, 2013, the Company received deferred interest deductions on the 2007 Senior Subordinated Notes (representing a net deferred tax asset of $131 million at February 3, 2013).  The interest deductions are currently deductible on the Company’s fiscal 2013 Federal income tax return and

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

applicable state returns.  The deductions will not have an impact on the Company’s fiscal 2013 total tax expense but increase the Company’s overall net operating loss carryforward.

See Note 8, Commitments and Contingencies, for discussion of the Internal Revenue Service audit of the Company’s U.S. federal income tax returns.

NOTE 7 — SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

Receivables as of May 5, 2013 and February 3, 2013 consisted of the following (amounts in millions):

	May 5, 2013	February 3, 2013
Trade receivables, net of allowance for doubtful accounts	$1,016	$926
Vendor rebate receivables	56	66
Other receivables	17	16
Total receivables, net	$1,089	$1,008

Other Current Liabilities

Other current liabilities as of May 5, 2013 and February 3, 2013 consisted of the following (amounts in millions):

	May 5, 2013	February 3, 2013
Accrued interest	$26	$147
Accrued non-income taxes	40	34
Other	104	110
Total other current liabilities	$170	$291

Supplemental Cash Flow Information

Cash paid for interest in the three months ended May 5, 2013 and April 29, 2012 was $260 million and $329 million, respectively.  Additionally, during first quarter 2013, the Company paid $364 million of original issue discounts and paid-in-kind (“PIK”) interest related to the extinguishments of $889 million of 2007 Senior Subordinated Notes and a portion of the Term Loans.

Cash paid or received for income taxes, net of refunds, in the three months ended May 5, 2013 and April 29, 2012 was approximately $2 million and less than $1 million, respectively.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Internal Revenue Service

HDS carried back tax net operating losses (‘‘NOL’’) from its tax years ended on February 3, 2008 and February 1, 2009 to tax years during which it was a member of Home Depot’s U.S. federal consolidated tax group. As a result of those NOL carrybacks, Home Depot received cash refunds from the Internal Revenue Service (‘‘IRS’’) in the amount of approximately $354 million. Under an agreement (the ‘‘Agreement’’) between Holding and Home Depot, Home Depot paid HDS the refund proceeds resulting from the NOL carrybacks.

In connection with an audit of the Company’s U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009, the IRS has disallowed certain deductions claimed by the Company. In May 2012, the IRS issued a formal Revenue Agent’s Report (‘‘RAR’’) challenging approximately $299 million (excluding interest) of the cash refunds resulting from HDS’s NOL carrybacks. In January 2013, the IRS issued a revised RAR reducing the challenge to approximately $131 million (excluding interest) of cash refunds from HDS’s carrybacks. The issuance of the January 2013 revised RAR formally revoked the original May 2012 RAR and reduced the amount of cash refunds the IRS is currently challenging by $168 million.  As of May 5, 2013, the Company estimates the interest to which the IRS would be entitled, if successful in all claims, to be approximately $16 million. If the IRS is ultimately successful with respect to the proposed adjustments, pursuant to the terms of

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Agreement, the Company would be required to reimburse Home Depot an amount equal to the disallowed refunds plus related interest. If the IRS is successful in defending its positions with respect to the disallowed deductions, certain of those disallowed deductions may be available to the Company in the form of increases in its deferred tax assets by approximately $63 million before any valuation allowance.

The Company believes that its positions with respect to the deductions and the corresponding NOL carrybacks are supported by, and consistent with, applicable tax law. In collaboration with Home Depot, HDS has challenged the proposed adjustments by filing a formal protest with the Office of Appeals Division within the IRS.  During the administrative appeal period and as allowed under statute, the Company intends to vigorously defend its positions rather than pay any amount related to the proposed adjustments. In the event of an unfavorable outcome at the Office of Appeals, the Company will strongly consider litigating the matter in U.S. Tax Court. The unpaid assessment would continue to accrue interest at the statutory rate until resolved. If the Company is ultimately required to pay a significant amount related to the proposed adjustments to Home Depot pursuant to the terms of the Agreement (or to the IRS), the Company’s cash flows, future results of operations and financial positions could be affected in a significant and adverse manner.

See Note 6, Income Taxes, for further disclosures on the Company’s income taxes.

Legal Matters

HDS is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, based on current knowledge, all reasonably estimable and probable matters are believed to be adequately reserved for or covered by insurance.  For all such other matters, management believes the possibility of losses from such matters are remote or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.

The Company has been informed that the Office of the United States Attorney for the Northern District of New York is conducting an investigation related to the activities of certain disadvantaged business enterprises. In May 2011, in connection with that investigation, the government executed a search of an entity from which Waterworks purchased assets shortly before the search was executed. On June 20, 2012, in connection with that same investigation, the government executed search warrants at two Waterworks branches. The Company was updated by the government on its investigation in March 2013 and continues to cooperate with the investigation. While the Company cannot predict the outcome, it believes a potential loss on this matter is reasonably possible but due to the current state of the investigation it is not able to estimate a range of potential loss.

NOTE 9 — SEGMENT INFORMATION

HDS’s operating segments are based on management structure and internal reporting. Each segment offers different products and services to the end customer, except for Corporate and Other, which provides general corporate overhead support and HD Supply Canada (included in Corporate and Other), which is organized based on geographic location. The Company determines the reportable segments in accordance with the principles of segment reporting within ASC 280, Segment Reporting. For purposes of evaluation under these segment reporting principles, the Chief Operating Decision Maker for HDS assesses HDS’s ongoing performance, based on the periodic review and evaluation of Net sales, Adjusted EBITDA, and certain other measures for each of the operating segments.

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

HDS has four reportable segments, each of which is presented below:

•                  Facilities Maintenance—Facilities Maintenance distributes maintenance, repair and operations (‘‘MRO’’) products, provides value-add services and fabricates custom products to multifamily, hospitality, healthcare and institutional facilities.

•                  Waterworks—Waterworks distributes complete lines of water and wastewater transmission products, serving contractors and municipalities in the water and wastewater industries for non-residential and residential uses.

•                  Power Solutions—Power Solutions distributes electrical transmission and distribution products, power plant MRO supplies and smart-grid products, and arranges materials management and procurement outsourcing for the power generation and distribution industries.

•                  White Cap—White Cap distributes specialized hardware, tools, engineered materials and safety products to non-residential and residential contractors.

In addition to the reportable segments, the Company’s consolidated financial results include ‘‘Corporate & Other.’’ Corporate & Other is comprised of the following operating segments: Crown Bolt, Creative Touch Interiors (‘‘CTI’’), Repair & Remodel and HD Supply Canada. Crown Bolt is a retail distribution operator providing program and packaging solutions, sourcing, distribution, and in-store service, fasteners, builders’ hardware, rope and chain and plumbing accessories, primarily serving Home Depot and other hardware stores. CTI offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for residential, commercial and senior living projects. Repair & Remodel offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. HD Supply Canada is an industrial distributor that primarily focuses on servicing fasteners/industrial supplies and specialty lighting markets which operates across nine provinces. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

The following tables present Net sales, Adjusted EBITDA, and other measures for each of the reportable segments, Corporate & Other and total continuing operations for the periods indicated (amounts in millions):

	Facilities Maintenance	Waterworks	Power Solutions	White Cap	Corporate & Other	Total Continuing Operations
Three Months Ended May 5, 2013
Net Sales	$561	$523	$462	$310	$212	$2,068
Adjusted EBITDA	100	38	18	14	(6)	164
Depreciation(1) & Software Amortization	11	2	1	4	8	26
Other Intangible Amortization	20	1	5	5	3	34
Three Months Ended April 29, 2012
Net Sales	$497	$461	$415	$266	$197	$1,836
Adjusted EBITDA	85	28	14	8	(2)	133
Depreciation(1) & Software Amortization	9	2	1	3	8	23
Other Intangible Amortization	19	24	5	5	7	60

(1) Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations and Comprehensive Income (Loss).

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation to Consolidated Financial Statements

	Three Months Ended
	May 5, 2013	April 29, 2012
Total Adjusted EBITDA	$164	$133
Depreciation and amortization	60	83
Stock-based compensation	3	5
Management fees and expenses	1	1
Other	—	1
Operating Income (Loss)	100	43
Interest expense	147	166
Loss on extinguishment of debt	40	220
Other (income) expense, net	1	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(88)	(343)
Provision (benefit) for income taxes	43	33
Income (Loss) from Continuing Operations	$(131)	$(376)

NOTE 10—SUBSIDIARY GUARANTORS

The Company has issued First Priority Notes, Second Priority Notes, October 2012 Senior Notes, February 2013 Senior Unsecured Notes, and January 2013 Senior Subordinated Notes (collectively the ‘‘Notes’’) guaranteed by certain of its subsidiaries (the ‘‘Guarantor Subsidiaries’’). The Guarantor Subsidiaries are direct or indirect wholly-owned domestic subsidiaries of the Company. The subsidiaries of the Company that do not guarantee the Notes (‘‘Non-guarantor Subsidiaries’’) are direct or indirect wholly-owned subsidiaries of the Company and primarily include the Company’s operations in Canada and a non-operating subsidiary in the United States that previously held an investment of the Company’s 2007 Senior Subordinated Notes, which was eliminated in consolidation. During fiscal 2012, the investment in the 2007 Senior Subordinated Notes was contributed to the Parent Issuer (as defined below) in a non-cash transaction. The Parent Issuer retired this portion of the 2007 Senior Subordinated Notes. These transactions had no impact on the consolidated results of operations or financial position.

In connection with the Notes, the Company determined the need for compliance with Rule 3-10 of SEC Regulation S-X (‘‘Rule 3-10’’). In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(d) of SEC Regulation S-X. The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets, and the condensed statements of cash flows for the parent company issuer of the Notes, HD Supply, Inc., (the ‘‘Parent Issuer’’), for the Guarantor Subsidiaries and for the Non-guarantor Subsidiaries and total consolidated HD Supply, Inc. and subsidiaries (amounts in millions):

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended May 5, 2013
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$1,966	$102	$—	$2,068
Cost of sales	—	1,396	74	—	1,470
Gross Profit	—	570	28	—	598
Operating expenses:
Selling, general and administrative	19	398	22	—	439
Depreciation and amortization	4	55	—	—	59
Total operating expenses	23	453	22	—	498
Operating Income (Loss)	(23)	117	6	—	100
Interest expense	147	75	—	(75)	147
Interest (income)	(74)	(1)	—	75	—
Net (earnings) loss of equity affiliates	(69)	—	—	69	—
Loss on extinguishment of debt	40	—	—	—	40
Other (income) expense, net	1	—	—	—	1
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(68)	43	6	(69)	(88)
Provision (benefit) for income taxes	63	(21)	1	—	43
Income (Loss) from Continuing Operations	(131)	64	5	(69)	(131)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net Income (Loss)	(131)	64	5	(69)	(131)
Other comprehensive income (loss) — foreign currency translation adjustment	(1)	—	(1)	1	(1)
Total Comprehensive Income (Loss)	$(132)	$64	$4	$(68)	$(132)

	Three Months Ended April 29, 2012
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$—	$1,736	$100	$—	$1,836
Cost of sales	—	1,239	74	—	1,313
Gross Profit	—	497	26	—	523
Operating expenses:
Selling, general and administrative	20	355	22	—	397
Depreciation and amortization	4	79	—	—	83
Total operating expenses	24	434	22	—	480
Operating Income (Loss)	(24)	63	4	—	43
Interest expense	188	75	—	(97)	166
Interest (income)	(75)	(2)	(20)	97	—
Net (earnings) loss of equity affiliates	(7)	—	—	7	—
Loss on extinguishment of debt	220	—	—	—	220
Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes	(350)	(10)	24	(7)	(343)
Provision (benefit) for income taxes	18	3	12	—	33
Income (Loss) from Continuing Operations	(368)	(13)	12	(7)	(376)
Income (loss) from discontinued operations, net of tax	8	8	—	—	16
Net Income (Loss)	$(360)	$(5)	$12	$(7)	$(360)
Other comprehensive income (loss) — foreign currency translation adjustment	3	—	3	(3)	3
Total Comprehensive Income (Loss)	$(357)	$(5)	$15	$(10)	$(357)

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of May 5, 2013
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$31	$15	$42	$—	$88
Receivables, net	4	1,022	63	—	1,089
Inventories	—	1,020	59	—	1,079
Deferred tax asset	—	47	2	(42)	7
Intercompany receivable	—	1	—	(1)	—
Other current assets	12	32	2	—	46
Total current assets	47	2,137	168	(43)	2,309

Property and equipment, net	65	326	6	—	397
Goodwill	—	3,132	6	—	3,138
Intangible assets, net	—	436	4	—	440
Deferred tax asset	45	—	6	(45)	6
Investment in subsidiaries	2,801	—	—	(2,801)	—
Intercompany notes receivable	2,774	534	—	(3,308)	—
Other assets	164	5	—	—	169
Total assets	$5,896	$6,570	$190	$(6,197)	$6,459

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18	$789	$42	$—	$849
Accrued compensation and benefits	26	52	3	—	81
Current installments of long-term debt	10	—	—	—	10
Deferred tax liabilities	42	—	—	(42)	—
Intercompany payable	—	—	1	(1)	—
Other current liabilities	56	102	12	—	170
Total current liabilities	152	943	58	(43)	1,110

Long-term debt, excluding current installments	6,620	—	—	—	6,620
Deferred tax liabilities	—	151	—	(45)	106
Intercompany notes payable	534	2,774	—	(3,308)	—
Other liabilities	310	27	6	—	343
Total liabilities	7,616	3,895	64	(3,396)	8,179

Stockholder’s equity (deficit)	(1,720)	2,675	126	(2,801)	(1,720)
Total liabilities and stockholder’s equity (deficit)	$5,896	$6,570	$190	$(6,197)	$6,459

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS (CONTINUED)

	As of February 3, 2013
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$91	$15	$35	$—	$141
Cash equivalents restricted for debt redemption	936	—	—	—	936
Receivables, net	4	937	67	—	1,008
Inventories	—	928	59	—	987
Deferred tax asset	—	48	1	(7)	42
Intercompany receivable	—	1	—	(1)	—
Other current assets	9	37	3	—	49
Total current assets	1,040	1,966	165	(8)	3,163

Property and equipment, net	66	323	6	—	395
Goodwill	—	3,132	6	—	3,138
Intangible assets, net	—	469	4	—	473
Deferred tax asset	48	—	6	(48)	6
Investment in subsidiaries	2,854	—	—	(2,854)	—
Intercompany notes receivable	2,774	634	—	(3,408)	—
Other assets	153	6	—	—	159
Total assets	$6,935	$6,530	$187	$(6,318)	$7,334

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14	$638	$41	$—	$693
Accrued compensation and benefits	46	108	6	—	160
Current installments of long-term debt	899	—	—	—	899
Deferred tax liabilities	7	—	—	(7)	—
Intercompany payable	—	—	1	(1)	—
Other current liabilities	183	98	10	—	291
Total current liabilities	1,149	844	58	(8)	2,043

Long-term debt, excluding current installments	6,430	—	—	—	6,430
Deferred tax liabilities	—	152	—	(48)	104
Intercompany notes payable	634	2,774	—	(3,408)	—
Other liabilities	313	28	7	—	348
Total liabilities	8,526	3,798	65	(3,464)	8,925

Stockholder’s equity (deficit)	(1,591)	2,732	122	(2,854)	(1,591)
Total liabilities and stockholder’s equity (deficit)	$6,935	$6,530	$187	$(6,318)	$7,334

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

	Three Months Ended May 5, 2013
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows from operating activities	$(488)	$(77)	$8	$—	$(557)
Cash flows from investing activities
Capital expenditures	(7)	(24)	(1)	—	(32)
Proceeds from sale of property and equipment	—	1	—	—	1
Proceeds from sale of investments	936	—	—	—	936
Proceeds from (payments of) intercompany notes	—	100	—	(100)	—
Net cash flows from investing activities	929	77	(1)	(100)	905
Cash flows from financing activities
Borrowings (repayments) of intercompany notes	(100)	—	—	100	—
Borrowings of long-term debt	79	—	—	—	79
Repayments of long-term debt	(638)	—	—	—	(638)
Borrowings on long-term revolver	348	—	—	—	348
Repayments of long-term revolver	(158)	—	—	—	(158)
Debt issuance and modification fees	(32)	—	—	—	(32)
Net cash flows from financing activities	(501)	—	—	100	(401)
Effect of exchange rates on cash	—	—	—	—	—
Net increase (decrease) in cash & cash equivalents	$(60)	$—	$7	$—	$(53)
Cash and cash equivalents at beginning of period	91	15	35	—	141
Cash and cash equivalents at end of period	$31	$15	$42	$—	$88

	Three Months Ended April 29, 2012
	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows from operating activities	$(205)	$(71)	$37	$(25)	$(264)
Cash flows from investing activities
Capital expenditures	(5)	(17)	—	—	(22)
Proceeds from sale of property and equipment	—	1	—	—	1
Proceeds from sale of a business	463	—	—	—	463
Proceeds from (payments of) intercompany notes	—	89	—	(89)	—
Other investing activities	—	—	(2)	—	(2)
Net cash flows from investing activities	458	73	(2)	(89)	440
Cash flows from financing activities
Dividend payment	—	—	(25)	25	—
Borrowings (repayments) of intercompany notes	(89)	—	—	89	—
Borrowings of long-term debt	2,817	—	—	—	2,817
Repayments of long-term debt	(3,287)	—	—	—	(3,287)
Borrowings on long-term revolver	625	—	—	—	625
Repayments of long-term revolver	(255)	—	—	—	(255)
Debt issuance and modification fees	(63)	—		—	(63)
Net cash flows from financing activities	(252)	—	(25)	114	(163)
Effect of exchange rates on cash	—	—	1	—	1
Net increase (decrease) in cash & cash equivalents	$1	$2	$11	$—	$14
Cash and cash equivalents at beginning of period	49	12	50	—	111
Cash and cash equivalents at end of period	$50	$14	$61	$—	$125

HD SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive income: Reclassifications — In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), to supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05, which were deferred indefinitely under ASU No. 2011-12, ““Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), issued in December 2011. The amendments in ASU 2013-02 require an entity to provide additional information about significant reclassifications out of accumulated other comprehensive income by the respective line items of net income.  The Company adopted the provisions of ASU 2013-02 on February 4, 2013. The adoption of ASU 2013-02 did not have an impact on the Company’s financial position or results of operations.

Release of Cumulative Translation Adjustment — In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”), which resolves diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 will not have a material impact on the Company’s financial position or results of operations.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control.  We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report.  In addition, even if our consolidated results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.  A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those factors discussed in “Risk factors” in our annual report on Form 10-K for the year ended February 3, 2013 and those described from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”).  The section entitled “Risk factors” in our annual report on Form 10-K is incorporated herein by reference.  Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

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

Overview

HD Supply, Inc. (“we”, the “Company”, or “HDS”) is one of the largest industrial distributors in North America. We believe we have leading positions in the three distinct market sectors in which we specialize: Maintenance, Repair & Operations; Infrastructure & Power; and Specialty Construction. We serve these markets with an integrated go-to-market strategy. We operate through over 600 locations across 46 U.S. states and 9 Canadian provinces. We have approximately 15,000 associates delivering localized, customer-tailored products, services and expertise. We serve approximately 500,000 customers, which include contractors, government entities, maintenance professionals, home builders and industrial businesses. Our broad range of end-to-end product lines and services include over one million SKUs of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire lifecycle of a project from infrastructure and construction to maintenance, repair and operations.

Description of segments

We operate our Company through four reportable segments: Facilities Maintenance, Waterworks, Power Solutions and White Cap.

Facilities Maintenance. Facilities Maintenance distributes MRO products, provides value-add services and fabricates custom products. The markets that Facilities Maintenance serves include multifamily, hospitality, healthcare and institutional facilities. Products include electrical and lighting items, plumbing, HVAC products, appliances, janitorial supplies, hardware, kitchen and bath cabinets, window coverings, textiles and guest amenities, healthcare maintenance and water and wastewater treatment products.

Waterworks. Waterworks distributes complete lines of water and wastewater transmission products, serving contractors and municipalities in the water and wastewater industries for residential and non-residential uses.  Waterworks serves non-residential, residential, water systems, sewage systems and other markets. Products include pipes, fittings, valves, hydrants and meters for use in the construction, maintenance and repair of water and wastewater systems as well as fire-protection systems. Waterworks has complemented its core products through additional offerings, including smart meters (AMR/AMI), HDPE pipes and specific engineered treatment plant products and services.

Power Solutions. Power Solutions distributes electrical transmission and distribution products, power plant MRO supplies and smart-grid products, and arranges materials management and procurement outsourcing for the power generation and distribution industries. Power Solutions serves utilities and electrical markets. Products include conductors such as wire and cable, transformers, overhead transmission and distribution hardware, switches, protective devices and underground distribution, connectors used in the construction or maintenance and repair of electricity transmission and substation distribution infrastructure, and electrical wire and cable, switchgear, supplies, lighting and conduit used in non-residential and residential construction.

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

In addition to the reportable segments, our consolidated financial results include ‘‘Corporate & Other.’’ Corporate & Other is comprised of the following operating segments: Crown Bolt, Creative Touch Interiors (“CTI”), Repair & Remodel and HD Supply Canada. Crown Bolt is a retail distribution operator providing program and packaging solutions, sourcing, distribution, and in-store service, fasteners, builders’ hardware, rope and chain and plumbing accessories, primarily serving Home Depot and other hardware stores. CTI offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for non-residential, residential and senior living projects. Repair & Remodel offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. HD Supply Canada is an industrial distributor that primarily focuses on servicing fasteners/industrial supplies and specialty lighting markets which operates across nine provinces. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

Discontinued operations

On March 26, 2012, we sold all of the issued and outstanding equity interests in our Industrial Pipes, Valves and Fittings (“IPVF”) business to Shale-Inland Holdings, LLC for approximately $477 million. Upon closing, we received cash proceeds of approximately $464 million, net of $5 million of transaction costs.  As a result of the sale, we recorded a $9 million pre-tax gain in the first quarter of fiscal 2012. During the third quarter of fiscal 2012, we received cash proceeds of $13 million in accordance with the final working capital settlement, and, as a result, recorded an additional $3 million pre-tax gain.

In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, the results of the IPVF operations and the gain on sale of the business are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sale of business, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). For additional detail related to the results of operations of the discontinued operations, see “Note 2, Discontinued Operations,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

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

Cash interest expense and Adjusted EBITDA

Cash interest expense:

Cash interest expense represents total interest expense in continuing operations less (i) amortization of deferred financing costs, (ii) amortization of the asset related to the estimated fair value of Home Depot’s guarantee of our payment obligations for principal and interest of the Term Loan under the 2007 Senior Secured Credit Facility (“THD Guarantee”), (iii) Paid-in-kind (“PIK”) interest expense on our April 2012 Senior Notes, and (iv) amortization of original issue discounts and premium.

Cash interest expense is not a recognized term under accounting principles generally accepted in the United States of America (“GAAP”) and does not purport to be an alternative to interest expense. Management believes that cash interest expense is useful for analyzing the cash flow needs and debt service requirements of the Company. The following table provides a reconciliation of interest expense, the most directly comparable financial measure under GAAP, to cash interest expense and to cash interest payments for the periods presented (amounts in millions):

	Three Months Ended
	May 5, 2013	April 29, 2012
Interest expense	$147	$166
Amortization of deferred financing costs	(7)	(7)
Amortization of THD Guarantee	—	(2)
PIK interest expense(a)	—	(6)
Amortization of original issue discounts and premium	(1)	—
Cash interest expense	$139	$151
(Increase) decrease in accrued interest	121	178
Cash interest payments(b)	$260	$329

(a)         PIK interest expense in the three months ended April 29, 2012 represents PIK interest incurred on our April 2012 Senior Notes. In October 2012, this interest was paid-in-kind at the first interest payment date; thereby increasing the outstanding principal amount of the April 2012 Senior Notes. On February 1, 2013, the capitalized interest was paid in cash upon extinguishment of the April 2012 Senior Notes.

(b)         In addition to the cash interest payments noted in the table, during the three months ended May 5, 2013 the Company paid $364 million of original issue discounts and PIK interest related to the extinguishments of $889 million of 2007 Senior Subordinated Notes and a portion of the term loans under the Senior Term Facility (the “Term Loans”).

Adjusted EBITDA:

We present Adjusted EBITDA because it is a primary measure used by management to evaluate operating performance. We believe the presentation of Adjusted EBITDA enhances investors’ overall understanding of the financial performance of our business. Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to Net income (loss) as a measure of operating performance. We believe Adjusted

EBITDA is helpful in highlighting operating trends, because it excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, age and book depreciation of facilities and capital investments. We further believe that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA measure when reporting their results. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA is based on ‘‘Consolidated EBITDA,’’ a measure which is defined in our Senior Term Facility and Senior ABL Facility and used in calculating financial ratios in several material debt covenants. Borrowings under these facilities are a key source of liquidity and our ability to borrow under these facilities depends upon, among other things, our compliance with such financial ratio covenants. In particular, both facilities contain restrictive covenants that can restrict our activities if we do not maintain financial ratios calculated based on Consolidated EBITDA and our Senior ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1:1 if our specified excess availability (including an amount by which our borrowing base exceeds the outstanding amounts) under the Senior ABL Facility falls below the greater of $150 million and 10% of the aggregate commitments. Adjusted EBITDA is defined as Net income (loss) less Income (loss) from discontinued operations, net of tax, plus (i) Interest expense and Interest income, net, (ii) Provision (benefit) for income taxes, (iii) Depreciation and amortization and further adjusted to exclude non-cash items and certain other adjustments to Consolidated Net Income permitted in calculating Consolidated EBITDA under our Senior Term Facility and our Senior ABL Facility. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in those agreements operate and about certain non-cash and other items. The Senior Term Facility and Senior ABL Facility permit us to make certain additional adjustments to Consolidated Net Income in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this report. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. These covenants are important to the Company as failure to comply with certain covenants would result in a default under our Senior Credit Facilities. The material covenants in our Senior Credit Facilities are discussed in our annual report on Form 10-K, filed with the SEC on April 16, 2013, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources— External Financing.”

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations are:

•                  Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•                  Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;

•                  Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;

•                  Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and

•                  although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

The following table presents a reconciliation of Net income (loss), the most directly comparable financial measure under GAAP, to Adjusted EBITDA for the periods presented:

	Three Months Ended
	May 5, 2013	April 29, 2012
Net income (loss)	$(131)	$(360)
Less income (loss) from discontinued operations, net of tax	—	16
Income (loss) from continuing operations	(131)	(376)
Interest expense, net	147	166
Provision (benefit) for income taxes	43	33
Depreciation and amortization (i)	60	83
Other (income) expense, net (ii)	1	—
Loss (gain) on extinguishment of debt (iii)	40	220
Stock-based compensation (iv)	3	5
Management fee & related expenses paid to Equity Sponsors (v)	1	1
Other	—	1
Adjusted EBITDA	$164	$133

(i)                  Depreciation and amortization includes amounts recorded within Cost of sales in the Consolidated Statements of Operations and Comprehensive Income (Loss).

(ii)               Represents the costs related to the modification of debt and other non-operating (income)/expense.

(iii)            Represents the loss/(gain) on extinguishment of debt including the premium/(discount) paid to repurchase or call the debt as well as the write-off of unamortized deferred financing costs and other assets or liabilities associated with such debt.

(iv)           Represents the stock-based compensation costs for stock options.

(v)              The Company entered into a management agreement whereby the Company pays the Equity Sponsors a $5 million annual aggregate management fee and related expenses through August 2017.

Relationship with Home Depot

Historical relationship

On August 30, 2007, investment funds associated with Clayton, Dubilier & Rice, Inc., The Carlyle Group and Bain Capital Partners, LLC (collectively the “Equity Sponsors”) formed HD Supply Holdings, Inc. (“Holdings”) and entered into a stock purchase agreement with The Home Depot, Inc. (“Home Depot” or “THD”) pursuant to which Home Depot agreed to sell to Holdings, or to a wholly-owned subsidiary of Holdings, certain intellectual property and all the outstanding common stock of HD Supply, Inc. and the Canadian subsidiary CND Holdings, Inc.  On August 30, 2007, through a series of transactions, Holdings’ direct wholly-owned subsidiary, HDS Holding Corporation, acquired direct control of HD Supply, Inc. through the merger of its wholly-owned subsidiary, HDS Acquisition Corp., with and into HD Supply, Inc. and CND Holdings, Inc.  Through these transactions (the “Transactions”), Home Depot was paid cash of $8.2 billion and 12.5% of Holdings’ common stock valued at $325 million.

Strategic agreement

On the date of the Transactions, Home Depot entered into a strategic purchase agreement with Crown Bolt, HDS’s distribution services line of business.  As subsequently amended on February 4, 2013, Home Depot agreed to purchase certain products exclusively from Crown Bolt through January 31, 2020.

HDS derived revenue from the sale of products to Home Depot of $65 million and $69 million in the three months ended May 5, 2013 and April 29, 2012, respectively.

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

Fiscal Year

HDS’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31.  Fiscal year ending February 2, 2014 (“fiscal 2013”) includes 52 weeks and fiscal year ending February 3, 2013 (“fiscal 2012”) included 53 weeks.  The three months ended May 5, 2013 (“first quarter 2013”) and April 29, 2012 (“first quarter 2012”) both included 13 weeks.

Consolidated results of operations

				% of Net Sales
	Three Months Ended		Percentage	Three Months Ended		Basis Point
	May 5, 2013	April 29, 2012	Increase (Decrease)	May 5, 2013	April 29, 2012	Increase (Decrease)
Net Sales	$2,068	$1,836	12.6%	100.0%	100.0%	—
Gross Profit	598	523	14.3	28.9	28.5	40	bps
Operating expenses:
Selling, general and administrative	439	397	10.6	21.2	21.6	(40)
Depreciation and amortization	59	83	(28.9)	2.9	4.6	(170)
Total operating expenses	498	480	3.8	24.1	26.2	(210)
Operating Income	100	43	132.6	4.8	2.3	250
Interest expense	147	166	(11.4)	7.1	9.0	(190)
Loss on extinguishment of debt	40	220	*	2.0	12.0	*
Other (income) expense, net	1	—	*	—	—	—
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(88)	(343)	*	(4.3)	(18.7)	*
Provision (benefit) for income taxes	43	33	30.3	2.0	1.8	20
Income (Loss) from Continuing Operations	(131)	(376)	*	(6.3)	(20.5)	*
Income (loss) from discontinued operations, net of tax	—	16	*	—	0.9	(90)
Net Income (Loss)	$(131)	$(360)	*	(6.3)	(19.6)	*
Non-GAAP financial data:
Adjusted EBITDA	$164	$133	23.3	7.9	7.2	70

* Not meaningful

Highlights

Net sales in first quarter 2013 increased $232 million, or 12.6%, compared to first quarter 2012.  Each of our four reportable segments realized increases in Net sales. Operating income in first quarter 2013 increased $57 million, or 133%, as compared to first quarter 2012.  Our sales initiatives and investments in the business resulted in an increase to Adjusted EBITDA of $31 million, or 23.3%, in first quarter 2013 as compared to first quarter 2012.

During first quarter 2013, we extinguished all of the $889 million outstanding 2007 Senior Subordinated Notes, incurring a loss on extinguishment of approximately $34 million. In addition, we amended our Term Loan Facility to lower the borrowing margin by 275 basis points and replace the hard call provision applicable to optional prepayments of the Term Loans with a soft call option.  In connection with the amendment, we recognized an approximately $5 million loss on extinguishment of debt related to the portion of the amendment considered an extinguishment. As of May 5, 2013, our liquidity was $785 million.

Net sales

Net sales in first quarter 2013 increased $232 million, or 12.6%, compared to first quarter 2012.  Each of our reportable segments experienced an increase in Net sales in first quarter 2013 as compared to first quarter 2012.

The Net sales increases were primarily due to sales initiatives at each of our businesses and, to a lesser extent, increases in market volume and acquisitions.  Organic sales growth was 10.4% for first quarter 2013 as compared to first quarter 2012. Our fiscal 2012 acquisitions provided $40 million of non-organic sales growth.

Gross profit

Gross profit increased $75 million, or 14.3%, during first quarter 2013 as compared to first quarter 2012.  The increase in Gross profit, driven by our Facilities Maintenance, White Cap and Waterworks businesses, was primarily due to sales initiatives, volume increases and product mix.

Gross profit as a percentage of Net sales (“gross margin”) increased approximately 40 basis points to 28.9% in first quarter 2013 as compared to 28.5% in first quarter 2012.  The improvement in gross margin was driven by our Facilities Maintenance and White Cap businesses.

Operating expenses

Operating expenses increased $18 million, or 3.8%, during first quarter 2013 as compared to first quarter 2012.

Selling, general and administrative expenses increased $42 million, or 10.6%, in first quarter 2013 as compared to first quarter 2012.  The increase is primarily as a result of increases in variable expenses due to higher sales volume.  Depreciation and amortization expense decreased $24 million, or 28.9%, in first quarter 2013 as compared to first quarter 2012 primarily as a result of certain intangible assets becoming fully amortized during fiscal 2012.

Operating expenses as a percentage of Net sales decreased approximately 210 basis points to 24.1% in the first quarter 2013 as compared to first quarter 2012.  The lower Depreciation and amortization expense resulted in approximately 170 basis points of the total decrease. Selling, general and administrative expenses as a percentage of Net sales decreased approximately 40 basis points in first quarter 2013 as compared to first quarter 2012. The improvement reflects the leverage of fixed costs through sales volume increases, primarily at Waterworks, Power Solutions, and CTI.  These improvements were partially offset by increases in Selling, general and administrative expenses as a percentage of Net sales at Facilities Maintenance and White Cap due to the impact of the investment in sales force additions and greenfields since first quarter 2012 to support continued growth in our business.

Operating income (loss)

Operating income increased $57 million during first quarter 2013 as compared to first quarter 2012, as a result of the improvement in Net sales and Gross profit and the reduction in Depreciation and amortization expense.

Operating income as a percentage of Net sales increased approximately 250 basis points first quarter 2013 as compared to first quarter 2012.  The improvement was driven by the reduction in Depreciation and amortization expense, improvements in gross margins and control over growth in Selling, general and administrative expense.

Interest expense

Interest expense decreased $19 million, or 11.4%, during first quarter 2013 as compared to first quarter 2012.  The decrease in interest expense is due to a lower average interest rate on our outstanding indebtedness, partially offset by a higher average outstanding balance.

Loss on extinguishment of debt

In first quarter 2013, we redeemed all of the $889 million outstanding 2007 Senior Subordinated Notes at redemption price of 103.375% of the principal amount thereof. As a result, we reported a $34 million loss on extinguishment, which includes a $30 million premium payment to redeem the 2007 Senior Subordinated Notes and approximately $4 million to write off the unamortized deferred debt cost.

In addition, during first quarter 2013, we amended our Term Loan Facility to lower the borrowing margin by 275 basis points and replace the hard call provision applicable to optional prepayment of Term Loans thereunder with a soft call option. A portion of the amendment was considered an extinguishment in accordance with ASC

470-50, Debt-Modifications and Extinguishments, resulting in a $5 million loss on extinguishment of debt, which included approximately $2 million of fees, $2 million to write off the pro-rata portion of unamortized original issue discount, and $1 million to write off the pro-rata portion of unamortized deferred debt cost.  For additional information, see “Note 4, Debt,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

In connection with the refinancing of the senior portion of our debt structure in first quarter 2012, we recorded a charge of $220 million in accordance with ASC 470-50, Debt-Modifications and Extinguishments.  This charge consisted of $150 million for the premium paid to the holders of the 2007 Senior Notes, as contractually required, upon early extinguishment, $46 million of unamortized deferred debt costs and $24 million to write off the remaining unamortized value associated with the THD Guarantee.  For additional information, see “Note 4, Debt,” in the Notes to the Consolidated Financial Statements within Item 1 of this quarterly report on Form 10-Q.

Other (income) expense, net

A significant portion of the amendment of our Term Loan Facility during first quarter 2013 was considered a modification in accordance with ASC 470-50, Debt-Modifications and Extinguishments.  As a result, we incurred approximately $1 million in financing fees that were expensed.

Provision (benefit) for income taxes

The provision for income taxes from continuing operations in first quarter 2013 was $43 million compared to $33 million in first quarter 2012.  The effective rate for continuing operations for first quarter 2013 was a provision of 48.4%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.  The effective rate for continuing operations in first quarter 2012 was a provision of 9.5%, reflecting the impact of increasing the U.S. valuation allowance, increasing the deferred tax liability for U.S. goodwill amortization for tax purposes, and the accrual of income taxes for foreign and certain state jurisdictions.

We regularly assess the realization of our net deferred tax assets and the need for any valuation allowance.  This assessment requires management to make judgments about the benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets.

Adjusted EBITDA

Adjusted EBITDA increased $31 million, or 23.3%, in first quarter 2013 as compared to first quarter 2012.  Each of our reportable segments experienced an increase in Adjusted EBITDA in first quarter 2013 as compared to first quarter 2012.

The increase in Adjusted EBITDA in first quarter 2013 is primarily due to the increases in Net sales and Gross profit.  Adjusted EBITDA as a percentage of Net sales increased approximately 70 basis points to 7.9% in first quarter 2013 as compared to first quarter 2012, primarily due to gross margin improvements and the leverage of fixed costs through sales volume increases.

Results of operations by reportable segment

Facilities Maintenance

	Three Months Ended
Dollars in millions	May 5, 2013	April 29, 2012	Increase (Decrease)
Net sales	$561	$497	12.9%
Operating income (loss)	$69	$57	21.1%
% of Net sales	12.3%	11.5%	80	bps
Depreciation and amortization	31	28	10.7%
Adjusted EBITDA	$100	$85	17.6%
% of Net sales	17.8%	17.1%	70	bps

Net Sales

Net sales increased $64 million, or 12.9%, in first quarter 2013 as compared to first quarter 2012.

New sales initiatives contributed approximately $30 million of the year-over-year increase. These sales initiatives consist of investments in sales personnel, products and technology, aligned with our customers’ multifamily, hospitality, and healthcare industries. Net sales were also positively impacted by approximately $17 million from the acquisition of Peachtree Business Products LLC (“Peachtree”) in June 2012. Organic sales growth was 9.6% in first quarter 2013 as compared to first quarter 2012.

Adjusted EBITDA

Adjusted EBITDA increased $15 million, or 17.6%, during first quarter 2013 as compared to first quarter 2012.

The increase in Adjusted EBITDA was due to new sales initiatives and the Peachtree acquisition. This increase was partially offset by increased Selling, general and administrative expense related to the hiring of additional associates to support the expanding business and drive future growth and by other variable expenses driven by the volume increase.

Adjusted EBITDA as a percentage of Net sales increased approximately 70 basis points in first quarter 2013 as compared to first quarter 2012.  The increase was due to expansion of gross margins of approximately 160 basis points. This improvement was partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales due to the impact of the investment in sales force additions and the Peachtree acquisition.

Waterworks

	Three Months Ended
Dollars in millions	May 5, 2013	April 29, 2012	Increase (Decrease)
Net sales	$523	$461	13.4%
Operating income (loss)	$35	$2	*
% of Net sales	6.7%	0.4%	630	bps
Depreciation and amortization	3	26	(88.5)%
Adjusted EBITDA	$38	$28	35.7%
% of Net sales	7.3%	6.1%	120	bps

* not meaningful

Net Sales

Net sales increased $62 million, or 13.4%, in first quarter 2013 as compared to first quarter 2012.

Sales initiatives, including fusible plastics, storm drainage, and treatment plant initiatives, contributed approximately $36 million of the year-over-year increase.  The December 2012 acquisition of substantially all of the assets of Water Products of Oklahoma, Inc., Arkansas Water Products, LLC, and Municipal Water Works Supply, LP (collectively, ‘‘Water Products’’) contributed approximately $23 million of Net sales in first quarter 2013. Organic sales growth was 8.2% in first quarter 2013 as compared to first quarter 2012.

Adjusted EBITDA

Adjusted EBITDA increased $10 million, or 35.7%, during first quarter 2013 as compared to first quarter 2012.

The increase was due to new sales initiatives and, to a lesser extent, the Water Products acquisition, partially offset by increased Selling, general and administrative expense, primarily personnel costs due to the increased volume.

Adjusted EBITDA as a percentage of Net sales increased approximately 120 basis points in first quarter 2013 as compared to first quarter 2012. The improvement was due to the expansion of gross margins by approximately 60 basis points driven by sales initiatives, product sourcing and the Water Products acquisition. In addition, Selling, general and administrative expense as a percentage of Net sales declined approximately 50 basis points primarily due to the leverage of fixed costs through sales volume increases.

Power Solutions

	Three Months Ended
Dollars in millions	May 5, 2013	April 29, 2012	Increase (Decrease)
Net sales	$462	$415	11.3%
Operating income	$12	$8	50.0%
% of Net sales	2.6%	1.9%	70	bps
Depreciation and amortization	6	6	—
Adjusted EBITDA	$18	$14	28.6%
% of Net sales	3.9%	3.4%	50	bps

Net Sales

Net sales increased $47 million, or 11.3%, in first quarter 2013 as compared to first quarter 2012.

The increase in Net sales in first quarter 2013 was attributable to increasing sales volume with our utilities customers, primarily driven by increases in transmission projects and product and service expansion.

Adjusted EBITDA

Adjusted EBITDA increased $4 million, or 28.6%, during first quarter 2013 as compared to first quarter 2012. The increase in Adjusted EBITDA was primarily due to volume increases in Net sales, the leverage of fixed costs through sales volume increases and efforts to control variable expenses.

Adjusted EBITDA as a percentage of Net sales increased approximately 50 basis points in first quarter 2013 as compared to first quarter 2012.  The improvement was due to a decline of approximately 130 basis points in Selling, general and administrative expense as a percentage of Net sales, primarily due to the leverage of fixed costs through sales volume increases and efforts to control variable expenses. This improvement was partially offset by the compression of gross margins, primarily driven by product mix.

White Cap

	Three Months Ended
Dollars in millions	May 5, 2013	April 29, 2012	Increase (Decrease)
Net sales	$310	$266	16.5%
Operating income (loss)	$5	—	*
% of Net sales	1.6%	—	160	bps
Depreciation and amortization	9	8	12.5%
Adjusted EBITDA	$14	$8	75.0%
% of Net sales	4.5%	3.0%	150	bps

* not meaningful

Net Sales

Net sales increased $44 million, or 16.5%, in first quarter 2013 as compared to first quarter 2012.

Sales initiatives contributed approximately $30 million of the year-over-year increase.  Approximately half of the sales initiative increase was driven by our Managed Sales Approach (‘‘MSA’’), with the remainder driven by category management, direct marketing and greenfield initiatives.  MSA is a structured approach to drive revenue at a regional level through analysis, tools and sales management.  In addition, White Cap was positively impacted by the gradual improvement in the residential housing market.

Adjusted EBITDA

Adjusted EBITDA increased $6 million, or 75.0%, during first quarter 2013 as compared to first quarter 2012.

The increase in Adjusted EBITDA was primarily driven by sales initiatives, market volume, and product mix. This increase was partially offset by increased Selling, general and administrative expense related to the hiring of additional associates to support the expanding business and drive future growth.

Adjusted EBITDA as a percentage of Net sales increased approximately 150 basis points in first quarter 2013 as compared to first quarter 2012. The increase was primarily due to an approximately 190 basis point improvement of gross margins, driven by sourcing initiatives and product mix.  This improvement was partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales due to the impact of the investment in sales force additions and greenfields since first quarter 2012 to support continued growth in our business.

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

During the first quarter of 2013, the Company’s use of cash was primarily driven by the payment of interest on debt and net debt repayments, substantially offset by the receipt of cash from the sale of short-term investments of cash restricted for the extinguishment of the 2007 Senior Subordinated Notes.  This net use of cash was partially offset by cash receipts from operations.

As of May 5, 2013, our combined liquidity of approximately $785 million was comprised of $88 million in cash and cash equivalents and $697 million of additional available borrowings under our Senior ABL Facility, based on qualifying inventory and receivables.

Information about the Company’s cash flows, by category, is presented in the Consolidated Statements of Cash Flows and is summarized as follows:

Net cash provided by (used for):

	Three Months Ended		Increase
Amounts in millions	May 5, 2013	April 29, 2012	(Decrease)

Operating activities	$(557)	$(264)	$(293)
Investing activities	905	440	465
Financing activities	(401)	(163)	(238)

Working capital

Working capital, excluding cash and cash equivalents, was $1,111 million as of May 5, 2013, increasing approximately $280 million as compared to $831 million as of April 29, 2012.  The increase was primarily driven by an increase in Receivables and Inventory reflecting higher sales volumes, partially offset by an increase in Accounts Payable and a decrease in deferred tax assets.

Operating activities

Cash flow from operating activities in first quarter 2013 was a use of $557 million compared with cash used by operating activities of $264 million in first quarter 2012.  The use of cash in first quarter 2013 was driven by the payment of $364 million of original issue discounts and PIK interest related to the extinguishment of the 2007 Senior Subordinated Notes and a portion of the Term Loans.  Additionally, cash interest paid in first quarter 2013 unrelated to extinguishments was $260 million, compared to $329 million in first quarter 2012.  Excluding the cash interest payments in both periods, cash flow from operating activities increased $2 million in first quarter 2013 as compared to first quarter 2012.

Investing activities

During first quarter 2013, cash provided by investing activities was $905 million, primarily due to the proceeds of $936 million from the sale of short-term investments of cash restricted for the extinguishment of the 2007 Senior Subordinated Notes, partially offset by $32 million of capital expenditures.  During first quarter 2012, cash provided by investing activities was $440 million, primarily driven by $463 million of proceeds from the sale of a business, net, offset by $22 million in capital expenditures.

Financing activities

During first quarter 2013, cash used in financing activities was $401 million, due to net debt payments of $369 million, including a $30 million contractually required premium paid to extinguish the 2007 Senior Subordinated Notes prior to maturity, and payments of $32 million for debt issuance and modification costs. During first quarter 2012, cash used in financing activities was $163 million, due to net debt payments of $100 million, including a $150 million contractually required premium paid to extinguish the 2007 Senior Notes prior to maturity, and payments of $63 million for debt issuance costs.

External Financing

As of May 5, 2013, we had an aggregate principal amount of $6.6 billion of outstanding debt, net of unamortized discounts of $22 million and including unamortized premiums of $20 million, and $744 million of additional available borrowings under our Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $61 million in letters of credit issued and including $47 million of borrowings available on qualifying cash balances).  From time to time, depending on market conditions and other factors, we may seek to repay, redeem, repurchase or otherwise acquire or refinance a portion or all of our indebtedness. We may make such repurchases in privately negotiated transactions or otherwise.  In addition, Holdings has filed a registration statement with the SEC for a potential initial public offering and indicated that it expects to use the proceeds of such offering to repay, redeem, repurchase or otherwise acquire or retire certain of our outstanding indebtedness.

Long-term debt as of May 5, 2013 and February 3, 2013 consisted of the following (dollars in millions):

	May 5, 2013		February 3, 2013
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Term Loans due 2017, net of unamortized discount of $22 million and $26 million as of May 5, 2013 and February 3, 2013, respectively	$970	4.50	$969	7.25
Senior ABL Facility due 2017	490	1.95	300	1.96
First Priority Notes due 2019, including unamortized premium of $20 million and $21 million as of May 5, 2013 and February 3, 2013, respectively	1,270	8.125	1,271	8.125
Second Priority Notes due 2020	675	11.00	675	11.00
October 2012 Senior Notes due 2020	1,000	11.50	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50
January 2013 Senior Subordinated Notes due 2021	950	10.50	950	10.50
2007 Senior Subordinated Notes due 2015	—	—	889	13.50
Total long-term debt	$6,630		$7,329
Less current installments	(10)		(899)
Long-term debt, excluding current installments	$6,620		$6,430

(1) Represents the stated rate of interest, without including the effect of discounts or premiums.

On May 30, 2013, HDS entered into a commitment letter under which the lenders party thereto have committed, subject to the terms and conditions set forth therein, to provide HDS with an amendment to the Senior ABL Facility. The amendment to the Senior ABL Facility will (i) reduce the applicable margin for borrowings under the Senior ABL Facility by 0.25%; (ii) reduce the commitment fee applicable thereunder; (iii) extend the maturity date of the Senior ABL Facility to the date that is five years from the amendment effective date (or, if earlier, the maturity date under HDS’s cash flow facility); (iv) make certain changes to the borrowing base and (v) reduce the sublimit available for letters of credit under the Senior ABL Facility from $400.0 million to $250.0 million. The commitment to enter into the amendment will expire on October 15, 2013 and is subject to the consummation of Holdings’ initial public offering.

On February 15, 2013, HDS amended its Term Loan Facility (as defined below) to lower the borrowing margin by 275 basis points. The Term Loans (as defined below) are subject to an interest rate equal to LIBOR (subject to a floor of 1.25%) plus a borrowing margin of 3.25% or Prime plus a borrowing margin of 2.25% at the Company’s election. The amendment also replaced the hard call provision applicable to optional prepayment of Term Loans thereunder with a soft call option. The soft call option provides for a premium equal to 1.0% of the aggregate principal amount of Term Loans being prepaid if, on or prior to August 15, 2013, the Company enters into certain repricing transactions.  In connection with the amendment, the Company paid approximately $30 million in financing fees, of which approximately $27 million will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50, Debt-Modifications and Extinguishments.  A portion of the amendment was considered an extinguishment, resulting in a $5 million loss on extinguishment of debt, which included approximately $2 million of fees, $2 million to write off the pro-rata portion of unamortized original issue discount, and $1 million to write off the pro-rata portion of unamortized deferred debt cost.  The portion of the amendment considered a modification resulted in a charge of $1 million, which was reported as Other non-operating expense in the Consolidated Statement of Operations and Comprehensive Income (Loss).

On February 8, 2013, HDS redeemed its remaining $889 million outstanding aggregate principal amount of 2007 Senior Subordinated Notes at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. As a result, in the first quarter of fiscal 2013, the Company incurred a $34 million loss on extinguishment, which includes a $30 million premium payment to redeem the 2007 Senior Subordinated Notes and approximately $4 million to write off the unamortized deferred debt cost.

Senior Credit Facilities

The Company’s Senior Term Facility consists of a senior secured Term Loan Facility (the ‘‘Term Loan Facility,’’ the term loans thereunder, the ‘‘Term Loans’’) providing for Term Loans in an aggregate principal amount of $1,000 million. The Term Loan Facility will mature on October 12, 2017 (the ‘‘Term Loan Maturity Date’’). The Term Loans will amortize in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount of the Term Loan Facility with the balance payable on the Term Loan Maturity Date.

The Company’s Senior Asset Based Lending Facility (“Senior ABL Facility”) provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base).  Extensions of credit under the Senior ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.  A portion of the Senior ABL Facility is available for letters of credit and swingline loans.  As of May 5, 2013, HDS has $744 million of additional available borrowings under the Senior ABL Facility (after giving effect to the borrowing base limitations and approximately $61 million in letters of credit issued and including $47 million of borrowings available on qualifying cash balances).

The Senior ABL Facility also permits HDS to add one or more incremental term loan facilities to be included in the Senior ABL Facility or one or more revolving credit facility commitments to be included in the Senior ABL Facility. The Senior ABL Facility will mature on April 12, 2017.

Secured Notes

The Company’s 8 1/8% Senior Secured First Priority Notes due 2019 (the ‘‘First Priority Notes’’), bear interest at a rate of 8 1/8% per annum and will mature on April 15, 2019.  Interest will be paid semi-annually in arrears on April 15th and October 15th of each year.

The Company’s 11% Senior Secured Second Priority Notes due 2020 (the ‘‘Second Priority Notes’’ and, together with the First Priority Notes, the ‘‘Secured Notes’’) bear interest at a rate of 11% per annum and will mature on April 15, 2020.  Interest will be paid semi-annually in arrears on April 15th and October 15th of each year.

Unsecured Notes

The Company’s 11.5% Senior Notes due 2020 (the ‘‘October 2012 Senior Notes’’) bear interest at 11.5% per annum and will mature on July 15, 2020. Interest will be paid semi-annually in arrears on April 15th and October 15th of each year.

The Company’s 7.5% Senior Notes due 2020 (the ‘‘February 2013 Senior Unsecured Notes’’ and, together with the October 2012 Senior Notes, the ‘‘Unsecured Notes’’) bear interest at 7.5% per annum and will mature on July 15, 2020. Interest will be paid semi-annually in arrears on April 15th and October 15th of each year.

Senior Subordinated Notes

The Company’s 10.5% Senior Subordinated Notes due 2021 (the ‘‘January 2013 Senior Subordinated Notes’’) bear interest at 10.5%per annum and will mature on January 15, 2021. Interest will be paid semi-annually in arrears on April 15th and October 15th of each year.

Debt covenants

The Company’s outstanding debt agreements contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and dividend payments and stipulations regarding the use of proceeds from asset dispositions.  The Company is in compliance with all such covenants.

Critical accounting policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended February 3, 2013.

New accounting guidance

Comprehensive income: Reclassifications — In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), to supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05, which were deferred indefinitely under ASU No. 2011-12, ““Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), issued in December 2011. The amendments in ASU 2013-02 require an entity to provide additional information about significant reclassifications out of accumulated other comprehensive income by the respective line items of net income.  The Company adopted the provisions of ASU 2013-02 on February 4, 2013. The adoption of ASU 2013-02 did not have an impact on the Company’s financial position or results of operations.

Release of Cumulative Translation Adjustment — In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”), which resolves diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 will not have a material impact on the Company’s financial position or results of operations.

Disclosure under Section 13(r) of the Exchange Act

Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report.  Because the SEC defines the term “affiliate” broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC).

Our affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A. (“SPIE”), an affiliate of CD&R based in France, maintained bank accounts at Bank Melli with the approval of the French financial regulator (applying European Union law) during the period covered by this report.  Bank Melli is an Iranian bank designated under Executive Order No. 13382.  We had no knowledge of or control over the activities of SPIE or its subsidiaries.  CD&R has informed us that during the period covered by this report, the SPIE subsidiary received a transfer of funds from a vendor into one of the Bank Melli accounts in an amount equivalent to approximately $87,000 at the Iranian Central Bank’s official exchange rate.  CD&R has informed us that SPIE and its subsidiaries obtained no revenue or profit from this transaction, that CD&R and SPIE have disclosed this matter to the Office of Foreign Assets Control in the U.S. Treasury Department (“OFAC”), that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries do not intend to conduct any transaction or dealing with Bank Melli in the future other than any transactions that may be authorized by the applicable French governmental authority and OFAC.

Our affiliate, Carlyle, has been advised by Applus Servicios Technologicos S.L.U. (“Applus”), a European company in which their private equity funds have invested and which may be considered our affiliate, that during the period covered by this report, a subsidiary of Applus provided certain services to customers that could be affiliated with the Industrial Development and Renovation Organization (“IDRO”), which has been designated as an agency of the Government of Iran. For this period, gross revenue attributable to such sales was less than €87,000, with estimated net profits to Applus of less than €16,000. At this time, Carlyle is unable to determine whether the IDRO, directly or indirectly, controls these customers. Although these activities were not prohibited by U.S. law at the time they were conducted, Applus has advised Carlyle that its subsidiary has discontinued its dealings with such customers, and that it does not otherwise intend to continue or enter into any Iran-related activity. All such dealings (including limited wind-down activities) were discontinued prior to March 8, 2013, in accordance with the requirements of Section 218 of the Iran Threat Reduction and Syria Human Rights Act of 2012, as amended.

HD SUPPLY, INC.	Form 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates, foreign currency exchange rate fluctuations and certain commodity prices.  To reduce these risks, we selectively use financial instruments and other proactive management techniques. We do not use financial instruments for trading purposes or speculation. There have been no material changes in our market risk exposures as compared to those discussed in our annual report on Form 10-K for the year ended February 3, 2013.

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

There were no changes in the Company’s internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) or 15d-15(f), during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

HDS is involved in litigation from time to time in the ordinary course of business. In management’s opinion, none of the proceedings are material in relation to the consolidated operations, cash flows, or financial position of HDS and the Company has adequate reserves to cover its estimated probable loss exposure.

In April 2012, the Company was contacted by prosecutors for the South Coast Air Quality Management District (“SCAQMD”) in California regarding allegations that the Company sold products in violation of applicable SCAQMD VOC (volatile organic compound) rules. The Company settled the matter in April 2013 for an amount that did not result in a material adverse effect on its consolidated financial condition or results of operations.

In addition, the Company has been informed that the Office of the United States Attorney for the Northern District of New York is conducting an investigation related to the activities of certain disadvantaged business enterprises. In May 2011, in connection with that investigation, the government executed a search of an entity from which Waterworks purchased assets shortly before the search was executed. On June 20, 2012, in connection with that same investigation, the government executed search warrants at two Waterworks branches. The Company was updated by the government on its investigation in March 2013 and continues to cooperate with the investigation. While the Company cannot predict the outcome, it believes a potential loss on this matter is reasonably possible but due to the current state of the investigation it is not able to estimate a range of potential loss.

Item 1A. Risk Factors

We discuss in our annual report on Form 10-K for the year ended February 3, 2013 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our annual report on Form 10-K was filed.  There have been no material changes to the risk factors disclosed in our annual report on Form 10-K.  The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report together with those previously disclosed in the annual report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-looking statements and information” in this report.

Item 6. Exhibits

The following exhibits are filed or furnished with this quarterly report.

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations and Comprehensive Income (Loss); (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HD SUPPLY, INC.
(Registrant)

June 7, 2013	By:	/S/ JOSEPH J. DEANGELO
(Date)		Joseph J. DeAngelo
President and Chief Executive Officer

/S/ RONALD J. DOMANICO
Ronald J. Domanico
Senior Vice President and Chief Financial Officer