Form 10-K/A
period 2014-02-02
HD SUPPLY, INC.; HD Supply Holdings, Inc.
filed 2014-04-30
CIK 1465264, 1573097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission File Number	Exact name of Registrant as specified in its charter, Address of principal executive offices and Telephone number	State of incorporation	I.R.S. Employer Identification Number
001-35979	HD SUPPLY HOLDINGS, INC. 3100 Cumberland Boulevard, Suite 1480 Atlanta, Georgia 30339 (770) 852-9000	Delaware	26-0486780
333-159809	HD SUPPLY, INC. 3100 Cumberland Boulevard, Suite 1480 Atlanta, Georgia 30339 (770) 852-9000	Delaware	75-2007383

           Securities registered pursuant to Section 12 (b) of the Act:

HD Supply Holdings, Inc.: Common stock, par value $0.01 per share HD Supply, Inc.: None	The NASDAQ Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on which Registered)

           Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

HD Supply Holdings, Inc.	Yes ☐	No ☒
HD Supply, Inc.	Yes ☐	No ☒

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

HD Supply Holdings, Inc.	Yes ☐	No ☒
HD Supply, Inc.	Yes ☐	No ☒

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

HD Supply Holdings, Inc.	Yes ☒	No ☐
HD Supply, Inc.	Yes ☒	No ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

HD Supply Holdings, Inc.	Yes ☒	No ☐
HD Supply, Inc.	Yes ☒	No ☐

           Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

HD Supply Holdings, Inc.	☒
HD Supply, Inc.	☒

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

HD Supply Holdings, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
HD Supply, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

HD Supply Holdings, Inc.	Yes ☐	No ☒
HD Supply, Inc.	Yes ☐	No ☒

           The number of shares of the registrant's common stock outstanding as of March 21, 2014:

HD Supply Holdings, Inc.	194,164,759 shares of common stock, par value $0.01 per share
HD Supply, Inc.	1,000 shares of common stock, par value $0.01 per share, all of which were owned by HDS Holding Corporation, a wholly-owned subsidiary of HD Supply Holdings, Inc.

           HD Supply, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to HD Supply, Inc.

Documents incorporated by reference:

           Portions of HD Supply Holdings, Inc.'s proxy statement filed with the Securities and Exchange Commission in connection with HD Supply Holdings, Inc.'s 2014 annual meeting of stockholders (the "Proxy Statement') are incorporated by reference into Part III hereof. Such Proxy Statement was filed on March 28, 2014 and Amendment No. 1 thereto was filed on April 25, 2014.

 EXPLANATORY NOTE

        This Amendment No. 2 ("Amendment No. 2") to the HD Supply Holdings, Inc. ("HD Supply") and HD Supply, Inc. ("HDS") combined Annual Report on Form 10-K for the fiscal year ended February 2, 2014 filed with the U.S. Securities and Exchange Commission ("SEC") on March 25, 2014 and amended by Amendment No.1 filed on March 26, 2014 (as so amended, the "Original Annual Report"), is filed to add the following:

  •
  Additional disclosure concerning the collateral exclusion provisions of certain of HDS's secured indebtedness in "Notes to consolidated financial statements—Note 6—Debt" in "Item 8. Financial Statements and Supplementary Data."

  •
  Additional disclosure concerning possible but not probable loss contingencies in "Notes to consolidated financial statements—Note 13—Commitment and Contingencies" in "Item 8. Financial Statements and Supplementary Data" and "Item 3. Legal Proceedings."

  •
  Additional disclosure concerning release provisions and the joint and several and full and unconditional nature of the guarantees of certain of HDS's indebtedness in "Notes to consolidated financial statements—Note 15—Guarantor Subsidiaries" in "Item 8. Financial Statements and Supplementary Data."

        Amendment No. 2 also updates (i) the cover page to reflect the filing of HD Supply's Proxy Statement and Amendment No. 1 thereto on March 28, 2014 and April 25, 2014, respectively and (ii) Exhibit 101 (Interactive data files pursuant to Rule 405 of Regulation S-T) to reflect the updates to the Notes to consolidated financial statements outlined above. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits hereto, along with an updated Exhibit 23.1 (Consent of PricewaterhouseCoopers LLP). All other information included in the Original Annual Report has not been amended.

        Except as described above, this Amendment No. 2 does not amend, update or change the financial statements or any other disclosures in the Original Annual Report and does not reflect events occurring after the filing of the Original Annual Report.

 PART I

ITEM 3.    LEGAL PROCEEDINGS

        HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, based on current knowledge, all reasonably estimable and probable matters are believed to be adequately reserved for or covered by insurance. For all other matters, except as noted below, management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. For material matters that are reasonably possible and reasonably estimable, including matters that are probable and estimable but for which the amount that is reasonably possible is in excess of the amount that we have accrued for, we have estimated the aggregate range of potential loss as $0 to $15 million. If a material loss is probable or reasonably possible, and in either case estimable, we have considered it in our analysis and it is included in the discussion set forth above.

        The Company has been informed that the Office of the United States Attorney for the Northern District of New York is conducting an investigation related to the activities of certain disadvantaged business enterprises. In May 2011, in connection with that investigation, the government executed a search of an entity from which Waterworks purchased assets shortly before the search was executed. On June 20, 2012, in connection with that same investigation, the government executed search warrants at two Waterworks branches. The Company is updated by the government on its investigation periodically and continues to cooperate with the investigation. While the Company cannot predict the outcome, it believes a potential loss on this matter is reasonably possible but due to the current state of the investigation it is not able to estimate a range of potential loss.

 PART II

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to financial statements

Page
HD Supply Holdings, Inc.
Report of Independent Registered Public Accounting Firm	3
HD Supply, Inc.
Report of Independent Registered Public Accounting Firm	4
HD Supply Holdings, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended February 2, 2014, (ii) the fiscal year ended February 3, 2013, and (iii) the fiscal year ended January 29, 2012	5
Consolidated balance sheets as of February 2, 2014 and February 3, 2013	6
Consolidated statements of stockholders' equity (deficit) for (i) the fiscal year ended February 2, 2014, (ii) the fiscal year ended February 3, 2013, and (iii) the fiscal year ended January 29, 2012	7
Consolidated statements of cash flows for (i) the fiscal year ended February 2, 2014, (ii) the fiscal year ended February 3, 2013, and (iii) the fiscal year ended January 29, 2012	8
HD Supply, Inc.
Consolidated statements of operations and comprehensive income (loss) for (i) the fiscal year ended February 2, 2014, (ii) the fiscal year ended February 3, 2013, and (iii) the fiscal year ended January 29, 2012	9
Consolidated balance sheets as of February 2, 2014 and February 3, 2013	10
Consolidated statements of stockholder's equity (deficit) for (i) the fiscal year ended February 2, 2014, (ii) the fiscal year ended February 3, 2013, and (iii) the fiscal year ended January 29, 2012	11
Consolidated statements of cash flows for (i) the fiscal year ended February 2, 2014, (ii) the fiscal year ended February 3, 2013, and (iii) the fiscal year ended January 29, 2012	12
Notes to consolidated financial statements	13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
HD Supply Holdings, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of HD Supply Holdings, Inc. and its subsidiaries at February 2, 2014 and February 3, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Atlanta, GA
March 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
HD Supply, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), stockholder's equity (deficit) and cash flows present fairly, in all material respects, the financial position of HD Supply, Inc. and its subsidiaries at February 2, 2014 and February 3, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Atlanta, GA
March 25, 2014

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions, except share and per share data

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Net Sales	$8,487	$7,943	$6,933
Cost of sales	6,015	5,644	4,942

Gross Profit	2,472	2,299	1,991
Operating expenses:
Selling, general and administrative	1,733	1,637	1,510
Depreciation and amortization	242	336	326
Restructuring	9	—	—
Goodwill and other intangible asset impairment	—	152	—

Total operating expenses	1,984	2,125	1,836
Operating Income (Loss)	488	174	155
Interest expense	528	658	639
Loss on extinguishment of debt	87	709	—
Other (income) expense, net	20	—	(1)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(147)	(1,193)	(483)
Provision (benefit) for income taxes	62	4	79

Income (Loss) from Continuing Operations	(209)	(1,197)	(562)
Income (loss) from discontinued operations, net of tax	(9)	18	19

Net Income (Loss)	$(218)	$(1,179)	$(543)

Other comprehensive income (loss)—foreign currency translation adjustment	(13)	—	(1)

Total Comprehensive Income (Loss)	$(231)	$(1,179)	$(544)

Weighted Average Common Shares Outstanding
Basic and Diluted (in thousands)	166,905	130,561	130,557
Basic and Diluted Earnings Per Share(1):
Income (Loss) from Continuing Operations	$(1.25)	$(9.17)	$(4.30)
Income (Loss) from Discontinued Operations	$(0.05)	$0.14	$0.15

Net Income (Loss)	$(1.31)	$(9.03)	$(4.16)

(1)
May not foot due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data

	February 2, 2014	February 3, 2013
ASSETS
Current assets:
Cash and cash equivalents	$115	$141
Cash equivalents restricted for debt redemption	—	936
Receivables, less allowance for doubtful accounts of $18 and $23	1,046	1,008
Inventories	1,072	987
Deferred tax asset	7	42
Other current assets	63	49

Total current assets	2,303	3,163

Property and equipment, net	405	395
Goodwill	3,137	3,138
Intangible assets, net	338	473
Other assets	141	165

Total assets	$6,324	$7,334

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$664	$693
Accrued compensation and benefits	149	160
Current installments of long-term debt	10	899
Other current liabilities	270	291

Total current liabilities	1,093	2,043

Long-term debt, excluding current installments	5,534	6,430
Deferred tax liabilities	114	104
Other liabilities	347	348

Total liabilities	7,088	8,925

Stockholders' equity (deficit):
Common stock, par value $0.01; 1 billion shares authorized; 192.4 million and 130.6 million shares issued and outstanding at February 2, 2014 and February 3, 2013, respectively	2	1
Paid-in capital	3,752	2,695
Accumulated deficit	(4,503)	(4,285)
Accumulated other comprehensive loss	(15)	(2)

Total stockholders' equity (deficit)	(764)	(1,591)

Total liabilities and stockholders' equity (deficit)	$6,324	$7,334

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Dollars in millions, shares in thousands

			Amounts
	Shares					Accumulated Other Comprehensive Income (Loss)(1)
	Common Stock	Treasury	Common Stock	Paid-in Capital	Accumulated Deficit		Total Equity
Balance at January 30, 2011	130,560	(3)	$1	$2,659	$(2,563)	$(1)	$96

Net loss					(543)		(543)
Other comprehensive income (loss):
Foreign currency translation adjustment						(1)	(1)
Stock-based compensation				20			20

Balance at January 29, 2012	130,560	(3)	$1	$2,679	$(3,106)	$(2)	$(428)

Net loss					(1,179)		(1,179)
Other comprehensive income (loss):
Foreign currency translation adjustment						—	—
Shares issued under employee benefit plans	24		—	—			—
Repurchase of common stock		(3)	—	—			—
Stock-based compensation				16			16

Balance at February 3, 2013	130,584	(6)	$1	$2,695	$(4,285)	$(2)	$(1,591)

Net loss					(218)		(218)
Other comprehensive income (loss):
Foreign currency translation adjustment						(13)	(13)
Sale of common stock	61,170		1	1,038			1,039
Shares issued under employee benefit plans	628		—	4			4
Stock-based compensation				16			16
Other				(1)			(1)

Balance at February 2, 2014	192,382	(6)	$2	$3,752	$(4,503)	$(15)	$(764)

(1)
Accumulated Other Comprehensive Income (Loss) is comprised of cumulative foreign currency translation adjustments, net.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(218)	$(1,179)	$(543)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	246	342	350
Provision for uncollectibles	4	4	13
Non-cash interest expense	30	123	183
Payment of interest and discounts upon extinguishment of PIK notes	(364)	(502)	—
Loss on extinguishment & modification of debt	87	709	—
Stock-based compensation expense	16	16	20
Deferred income taxes	54	(2)	76
Goodwill & other intangible asset impairment	—	152	—
Gain on sale of businesses	—	(12)	(9)
Other	3	(1)	6
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(68)	(102)	(170)
(Increase) decrease in inventories	(101)	(177)	(149)
(Increase) decrease in other current assets	—	(11)	(3)
(Increase) decrease in other assets	—	1	—
Increase (decrease) in accounts payable and accrued liabilities	(64)	(46)	58
Increase (decrease) in other long-term liabilities	8	4	3

Net cash provided by (used in) operating activities	(367)	(681)	(165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(131)	(115)	(115)
Proceeds from sales of property and equipment	8	17	4
Settlements (payments) for businesses acquired, net of cash acquired	3	(248)	(21)
Proceeds from sales of businesses	4	481	128
Purchase of investments	—	(1,921)	(23)
Proceeds from sale of investments	936	985	21
Other investing activities	—	1	—

Net cash provided by (used in) investing activities	820	(800)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock in initial public offering, net of transaction fees	1,039	—	—
Proceeds from stock options exercised	4	—	—
Borrowings of long-term debt	79	6,365	—
Repayments of long-term debt	(1,624)	(5,024)	(10)
Borrowings on long-term revolver debt	858	1,301	1,053
Repayments on long-term revolver debt	(798)	(1,001)	(1,053)
Debt issuance and modification fees	(34)	(132)	—
Other financing activities	2	2	—

Net cash provided by (used in) financing activities	(474)	1,511	(10)

Effect of exchange rates on cash and cash equivalents	(5)	—	—

Increase (decrease) in cash and cash equivalents	$(26)	$30	$(181)
Cash and cash equivalents at beginning of period	141	111	292

Cash and cash equivalents at end of period	$115	$141	$111

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Amounts in millions

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Net Sales	$8,487	$7,943	$6,933
Cost of sales	6,015	5,644	4,942

Gross Profit	2,472	2,299	1,991
Operating expenses:
Selling, general and administrative	1,733	1,637	1,510
Depreciation and amortization	242	336	326
Restructuring	9	—	—
Goodwill and other intangible asset impairment	—	152	—

Total operating expenses	1,984	2,125	1,836
Operating Income (Loss)	488	174	155
Interest expense	528	658	639
Loss on extinguishment of debt	87	709	—
Other (income) expense, net	20	—	(1)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(147)	(1,193)	(483)
Provision (benefit) for income taxes	62	4	79

Income (Loss) from Continuing Operations	(209)	(1,197)	(562)
Income (loss) from discontinued operations, net of tax	(9)	18	19

Net Income (Loss)	$(218)	$(1,179)	$(543)

Other comprehensive income (loss)—foreign currency translation adjustment	(13)	—	(1)

Total Comprehensive Income (Loss)	$(231)	$(1,179)	$(544)

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

Amounts in millions, except share and per share data

	February 2, 2014	February 3, 2013
ASSETS
Current assets:
Cash and cash equivalents	$111	$141
Cash equivalents restricted for debt redemption	—	936
Receivables, less allowance for doubtful accounts of $18 and $23	1,046	1,008
Inventories	1,072	987
Deferred tax asset	7	42
Other current assets	63	49

Total current assets	2,299	3,163

Property and equipment, net	405	395
Goodwill	3,137	3,138
Intangible assets, net	338	473
Other assets	141	165

Total assets	$6,320	$7,334

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$664	$693
Accrued compensation and benefits	149	160
Current installments of long-term debt	10	899
Other current liabilities	270	291

Total current liabilities	1,093	2,043

Long-term debt, excluding current installments	5,534	6,430
Deferred tax liabilities	114	104
Other liabilities	347	348

Total liabilities	7,088	8,925

Stockholder's equity (deficit):
Common stock, par value $0.01; authorized 1,000 shares; issued and outstanding 1,000 shares at February 2, 2014 and February 3, 2013	—	—
Paid-in capital	3,750	2,696
Accumulated deficit	(4,503)	(4,285)
Accumulated other comprehensive loss	(15)	(2)

Total stockholder's equity (deficit)	(768)	(1,591)

Total liabilities and stockholder's equity (deficit)	$6,320	$7,334

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

Amounts in millions

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)(1)	Total Equity
Balance at January 30, 2011	$—	$2,660	$(2,563)	$(1)	$96

Net loss			(543)		(543)
Other comprehensive income (loss):
Foreign currency translation adjustment				(1)	(1)
Stock-based compensation		20			20

Balance at January 29, 2012	$—	$2,680	$(3,106)	$(2)	$(428)

Net loss			(1,179)		(1,179)
Other comprehensive income (loss):
Foreign currency translation adjustment				—	—
Stock-based compensation		16			16

Balance at February 3, 2013	$—	$2,696	$(4,285)	$(2)	$(1,591)

Net loss			(218)		(218)
Other comprehensive income (loss):
Foreign currency translation adjustment				(13)	(13)
Equity contribution		1,039			1,039
Stock-based compensation		16			16
Other		(1)			(1)

Balance at February 2, 2014	$—	$3,750	$(4,503)	$(15)	$(768)

(1)
Accumulated Other Comprehensive Income (Loss) is comprised of cumulative foreign currency translation adjustments, net.

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(218)	$(1,179)	$(543)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	246	342	350
Provision for uncollectibles	4	4	13
Non-cash interest expense	30	123	183
Payment of interest and discounts upon extinguishment of PIK notes	(364)	(502)	—
Loss on extinguishment of debt	87	709	—
Stock-based compensation expense	16	16	20
Deferred income taxes	54	(2)	76
Goodwill & other intangible asset impairment	—	152	—
Gain on sale of businesses	—	(12)	(9)
Other	3	(1)	6
Changes in assets and liabilities, net of the effects of acquisitions & dispositions:
(Increase) decrease in receivables	(68)	(102)	(170)
(Increase) decrease in inventories	(101)	(177)	(149)
(Increase) decrease in other current assets	—	(11)	(3)
(Increase) decrease in other assets	—	1	—
Increase (decrease) in accounts payable and accrued liabilities	(64)	(46)	58
Increase (decrease) in other long-term liabilities	8	4	3

Net cash provided by (used in) operating activities	(367)	(681)	(165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(131)	(115)	(115)
Proceeds from sales of property and equipment	8	17	4
Payments for businesses acquired, net of cash acquired	3	(248)	(21)
Proceeds from sales of businesses	4	481	128
Purchase of investments	—	(1,921)	(23)
Proceeds from sale of investments	936	985	21
Other investing activities	—	1	—

Net cash provided by (used in) investing activities	820	(800)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contribution	1,039	—	—
Borrowings of long-term debt	79	6,365	—
Repayments of long-term debt	(1,624)	(5,024)	(10)
Borrowings on long-term revolver debt	858	1,301	1,053
Repayments on long-term revolver debt	(798)	(1,001)	(1,053)
Debt issuance and modification fees	(34)	(132)	—
Other financing activities	2	2	—

Net cash provided by (used in) financing activities	(478)	1,511	(10)

Effect of exchange rates on cash and cash equivalents	(5)	—	—

Increase (decrease) in cash and cash equivalents	$(30)	$30	$(181)
Cash and cash equivalents at beginning of period	141	111	292

Cash and cash equivalents at end of period	$111	$141	$111

The accompanying notes are an integral part of these consolidated financial statements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        HD Supply Holdings, Inc. ("Holdings") indirectly owns all of the outstanding common stock of HD Supply, Inc. ("HDS").

        Holdings, together with its direct and indirect subsidiaries, including HDS ("HD Supply" or the "Company"), is one of the largest industrial distribution companies in North America. The Company specializes in three distinct market sectors: Maintenance, Repair & Operations; Infrastructure & Power; and Specialty Construction. Through approximately 650 locations across 47 U.S. states and 7 Canadian provinces, the Company serves these markets with an integrated go-to-market strategy. HD Supply has more than 15,000 associates delivering localized, customer-tailored products, services and expertise. The Company serves approximately 500,000 customers, which include contractors, maintenance professionals, home builders, industrial businesses, and government entities. HD Supply's broad range of end-to-end product lines and services include over one million stock-keeping units ("SKUs") of quality, name-brand and proprietary-brand products as well as value-add services supporting the entire life-cycle of a project from infrastructure and construction to maintenance, repair and operations.

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

Initial Public Offering

        On June 26, 2013, Holdings' Registration Statement (File No. 333-187872) was declared effective by the U.S. Securities and Exchange Commission (the "SEC") for an initial public offering of its common stock, par value $0.01 per share ("Common Stock"). Holdings registered the offering and sale of 53,191,489 shares of Common Stock and an additional 7,978,723 shares of Common Stock sold to the underwriters pursuant to their over-allotment option at a price of $18.00 per share. On July 2, 2013, Holdings completed the offering of 61,170,212 shares of Common Stock at a price of $18.00 per share, for an aggregate offering price of $1,039 million, net of underwriters' discounts and commissions and offering expenses of approximately $16 million (including the payment to the Equity Sponsors, as defined below, of an aggregate transaction fee of approximately $11 million).

        The net proceeds from the initial public offering were used to (1) redeem all $950 million of HDS's outstanding 10.50% Senior Subordinated Notes due 2021 (the "January 2013 Senior Subordinated Notes"), including the payment of a $29 million redemption premium and $29 million of accrued interest through the redemption date (See Note 6, Debt), and (2) pay related fees and expenses, including the payment to the Equity Sponsors of an aggregate fee of approximately $18 million to terminate the consulting agreements (See Note 4, Related Parties). The remaining net proceeds were used for general corporate purposes.

Basis of Presentation

        On June 12, 2013, Holdings effected a 1-for-2 reverse stock split of Holdings' common stock, resulting in 130,583,916 shares of common stock issued, including 5,500 Treasury shares, and

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

130,578,416 shares of common stock outstanding. Holdings' accompanying consolidated financial statements and notes to consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. There are no preferred shares issued or outstanding.

Principles of Consolidation

        The consolidated financial statements of HD Supply Holdings, Inc. present the results of operations, financial position and cash flows of HD Supply Holdings, Inc. and its wholly-owned subsidiaries, including HD Supply, Inc. The consolidated financial statements of HD Supply, Inc. present the results of operations, financial position and cash flows of HD Supply, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions are eliminated. Results of operations of businesses acquired are included from their respective dates of acquisition. The results of operations of all discontinued operations have been separately reported as discontinued operations for all periods presented.

Fiscal Year

        HD Supply's fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31. Fiscal year ended February 2, 2014 ("fiscal 2013") included 52 weeks, fiscal year ended February 3, 2013 ("fiscal 2012") included 53 weeks, and fiscal year ended January 29, 2012 ("fiscal 2011") included 52 weeks.

Estimates

        Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Actual results could differ from these estimates.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

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

Consideration Received From Vendors

        HD Supply enters into agreements with many of its vendors providing for inventory purchase rebates ("vendor rebates") upon achievement of specified volume purchasing levels. Vendor rebates are accrued as part of cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at each period end for vendor rebates recognized on products not yet sold. At February 2, 2014 and February 3, 2013, vendor rebates due to HD Supply were $85 million and $66 million, respectively. These receivables are included in Receivables in the accompanying Consolidated Balance Sheets.

Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method based on the following estimated useful lives of the assets:

Buildings and improvements	5 - 45 years
Transportation equipment	5 - 7 years
Furniture, fixtures and equipment	2 - 10 years

Capitalized Software Costs

        HD Supply capitalizes certain software costs, which are being amortized on a straight-line basis over the estimated useful lives of the software, ranging from three to six years. At February 2, 2014 and February 3, 2013, capitalized software costs totaled $79 million and $82 million, respectively, net of accumulated amortization of $156 million and $126 million, respectively. Amortization of capitalized software costs totaled $39 million, $30 million, and $28 million, in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

Goodwill

        Goodwill represents the excess of purchase price over fair value of net assets acquired. HD Supply does not amortize goodwill, but does assess the recoverability of goodwill in the third quarter of each fiscal year or whenever events or circumstances indicate that it is "more likely than not" that the fair

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value of a reporting unit has dropped below its carrying value. For the fiscal 2013, fiscal 2012 and fiscal 2011 annual impairment tests, the fair values of HD Supply's identified reporting units were estimated using a discounted cash flow ("DCF") analysis and a market comparable method, with each method being equally weighted in the calculation. There were no goodwill impairment charges recorded in fiscal 2013 and fiscal 2011. During fiscal 2012, the Company recorded a $150 million goodwill impairment charge. See Note 5, Goodwill and Intangible Assets, for a complete description of the Company's goodwill.

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

Self-Insurance

        HD Supply has a high deductible insurance program for most losses related to general liability, product liability, environmental liability, automobile liability, workers' compensation, and is self-insured for medical claims and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At February 2, 2014 and February 3, 2013, reserves totaled approximately $93 million and $94 million, respectively.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        HD Supply ships products to customers predominantly by internal fleet and to a lesser extent by third party carriers. Revenues, net of sales tax and allowances for returns and discounts, are recognized from product sales when title to the products is passed to the customer, which generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third party carriers. Revenues related to services are recognized in the period the services are performed and totaled $86 million, $82 million, and $60 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

Shipping and Handling Fees and Costs

        HD Supply includes shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through Cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in Selling, general and administrative expenses and totaled $119 million, $115 million, and $94 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

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

Advertising

        Advertising costs are charged to expense as incurred except for the costs of producing and distributing certain direct response sales catalogs, which are capitalized and charged to expense over the life of the related catalog. Advertising expenses were approximately $35 million, $34 million, and $24 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Capitalized advertising costs related to direct response advertising were not material.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

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

Comprehensive Income (Loss)

        Comprehensive income (loss) includes Net income (loss) adjusted for certain revenues, expenses, gains and losses that are excluded from net income under U.S. GAAP. Adjustments to net income are for foreign currency translation adjustments.

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

Stock-Based Compensation

        On June 26, 2013, the Board of Directors and shareholders of Holdings approved the HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan (the "Plan"). The Plan provides for stock-based awards to employees, consultants and directors, including stock options, stock purchase rights, restricted stock, restricted stock units, deferred stock units, performance shares, performance units, stock appreciation rights, dividend equivalents and other stock-based awards. The Plan replaces and succeeds the HDS Investment Holding, Inc. Stock Incentive Plan, as amended effective April 11, 2011 (the "Stock Incentive Plan"), and, from and after June 26, 2013, no further awards will be made under the Stock Incentive Plan. Both plans are accounted for under ASC 718, Compensation—Stock Compensation, which requires the recognition of share-based compensation costs in the financial statements.

        On July 2, 2013, HD Supply registered 12.5 million shares for issuance pursuant to awards under the Plan and registered 14.8 million shares for issuance pursuant to outstanding awards under the Stock Incentive Plan as of June 26, 2013.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

        Comprehensive income: reclassifications—In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), to supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05, which were deferred indefinitely under ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" ("ASU 2011-12"), issued in December 2011. The amendments in ASU 2013-02 require an entity to provide additional information about significant reclassifications out of accumulated other comprehensive income by the respective line items of net income. The Company adopted the provisions of ASU 2013-02 on February 4, 2013. The adoption of ASU 2013-02 did not have an impact on the Company's financial position or results of operations.

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

        Presentation of an unrecognized tax benefit—In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which resolves diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain situations, as defined in ASU 2013-11. The amendments in ASU 2013-11 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-11 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 2—ACQUISITIONS

        HD Supply enters into strategic acquisitions to expand into new markets, new platforms, and new geographies in an effort to better service existing customers and attract new ones. In accordance with the acquisition method of accounting under ASC 805, Business Combinations, the results of the

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACQUISITIONS (Continued)

acquisitions completed by HD Supply are reflected in the Company's consolidated financial statements from the date of acquisition forward.

        On December 3, 2012, the Company purchased substantially all of the assets of Water Products of Oklahoma, Inc., Arkansas Water Products, LLC, and Municipal Water Works Supply, LP (collectively "Water Products") for approximately $48 million, net of subsequent settlements in fiscal 2013. These businesses distribute water, sewer, gas and related products, such as pipes, valves, fittings, hydrants, pumps and meters, and offer maintenance products and repair services primarily to municipalities and contractors. The businesses are operated as part of the Waterworks segment.

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

        In accordance with ASC 805, Business Combinations, the Company recorded the following assets and liabilities at fair value on the date of the Peachtree acquisition: $129 million in goodwill, $53 million in definite- lived intangible assets, $12 million in property & equipment, $8 million in net working capital assets and liabilities, and $6 million in deferred tax liabilities. The total amount of goodwill expected to be deductible for tax purposes is $47 million. The definite-lived intangible assets are primarily $50 million in customer relationships that will be amortized over a weighted-average period of 10.9 years.

        On May 2, 2011, the Company purchased substantially all of the assets of Rexford Albany Municipal Supply Company, Inc. ("RAMSCO") for approximately $21 million. RAMSCO specializes in distributing water, sanitary and storm sewer materials primarily to municipalities and contractors through four locations in upstate New York. These locations are operated as part of the Waterworks segment.

NOTE 3—DISCONTINUED OPERATIONS

        In January 2014, the Company approved the disposal of Litemor, a specialty lighting distributor within the Company's HD Supply Canada business. The Company expects to record a loss on disposal of approximately $10 million to $25 million in fiscal 2014, which includes cash and non-cash charges.

        On March 26, 2012, the Company sold all of the issued and outstanding equity interests in its Industrial Pipes, Valves and Fittings ("IPVF") business to Shale-Inland Holdings, LLC. The Company received cash proceeds of approximately $477 million, net of $5 million of transaction costs. As a result of the sale, the Company recorded a $12 million pre-tax gain in fiscal 2012.

        On September 9, 2011, the Company sold all of the issued and outstanding equity interests in its Plumbing/HVAC business to Hajoca Corporation. The Company received cash proceeds of approximately $116 million, net of $8 million remaining in escrow and $4 million of transaction costs. As a result of the sale, the Company recorded a $7 million pre-tax gain in fiscal 2011. During the fiscal 2012, the Company paid an additional $1 million in transaction costs and received $4 million from escrow. During fiscal 2013, the Company received the remaining $4 million from escrow.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—DISCONTINUED OPERATIONS (Continued)

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

Summary Financial Information

        In accordance with ASC 205-20, Discontinued Operations, the results of the Litemor, IPVF, Plumbing/HVAC and SESCO/QUESCO operations and the gains on sales of the businesses are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the sale of businesses, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). All Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation. The following tables provide additional detail related to the results of operations of the discontinued operations (amounts in millions):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net sales	$82	$219	$1,064
Gain on sales of discontinued operations	—	12	9
Income (loss) before provision for income taxes	(10)	18	19
Benefit for income taxes	1	—	—

Income (loss) from discontinued operations, net of tax	$(9)	$18	$19

        In accordance with ASC 205-20, the assets and liabilities of Litemor are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheet as of the date they are classified as a disposal group. At February 2, 2014, the assets and liabilities of Litemor included in the Consolidated Balance Sheet are comprised of $11 million of Receivables, $8 million of Inventory, and $1 million of other current assets, reported within "Other current assets", $1 million of Property & equipment, net, reported within "Other non-current assets", and $6 million of Accounts payable, $1 million of Accrued compensation & benefits, and $2 million of Other accrued expenses, reported within "Other current liabilities".

NOTE 4—RELATED PARTIES

        On August 30, 2007, investment funds associated with Clayton, Dubilier & Rice, Inc., The Carlyle Group and Bain Capital Partners, LLC (collectively the "Equity Sponsors") formed Holdings (previously named HD Supply Investment Holding, Inc.) and entered into a stock purchase agreement with The Home Depot, Inc. ("Home Depot") pursuant to which Home Depot agreed to sell to Holdings, or to a wholly-owned subsidiary of Holdings, certain intellectual property and all the outstanding common stock of HDS and the Canadian subsidiary CND Holdings, Inc. On August 30, 2007, through a series of transactions, Holdings' direct wholly-owned subsidiary, HDS Holding Corporation, acquired direct control of HDS through the merger of its wholly-owned subsidiary, HDS Acquisition Corp., with and into HDS and CND Holdings, Inc. Through these transactions (the "2007

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—RELATED PARTIES (Continued)

Transactions"), Home Depot was paid cash of $8.2 billion and 12.5% of Holdings' then outstanding common stock.

        After completion of Holdings' initial public offering on July 2, 2013, the Equity Sponsors continue to hold more than 50% of Holdings' common stock and Home Depot holds less than 10% of Holdings' common stock.

Equity Sponsors

        Consulting Agreements—In connection with the closing of the 2007 Transactions, HD Supply entered into consulting agreements with the Equity Sponsors, pursuant to which the Equity Sponsors provided HD Supply with financial advisory and management consulting services and HD Supply paid the Equity Sponsors a $5 million annual aggregate fee ("Sponsor Management Fee") and an aggregate fee equal to a specified percentage of the transaction value of certain types of transactions that HD Supply completes ("Sponsor Transaction Fee"), plus out-of-pocket expenses. The original term of these agreements ran through August 2017.

        As specified in the agreements, HD Supply paid the Equity Sponsors a Sponsor Transaction Fee of approximately $11 million as a result of HD Supply's initial public offering on July 2, 2013. The Sponsor Transaction Fee was considered an offering expense and, therefore, is presented as a reduction of proceeds from the initial public offering in the consolidated financial statements.

        On July 2, 2013, in connection with the initial public offering, HD Supply paid the Equity Sponsors an aggregate fee of approximately $18 million to terminate the consulting agreements. The termination fee represents the estimated net present value of the Sponsor Management Fee payments over the remaining term of the consulting agreements. This charge is included in Other (income) expense, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2013.

        During fiscal 2013, fiscal 2012, and fiscal 2011, the Company recorded $2 million, $5 million, and $5 million, respectively, of Sponsor Management Fees and related expenses, which are included in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

        Debt—Management of the Company has been informed that, as of February 2, 2014, affiliates of certain of the Equity Sponsors beneficially owned approximately $37 million aggregate principal amount of HDS's Term Loans (as defined in Note 6, Debt). See Note 17, Subsequent Event, for additional information on HDS's Term Loans. During fiscal 2013 and fiscal 2012, HDS redeemed $889 million and $930 million, respectively, of its outstanding 2007 Senior Subordinated Notes (as defined in Note 6, Debt) at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. Affiliates of certain of the Equity Sponsors owned approximately 39% of the 2007 Senior Subordinated Notes that were redeemed. During fiscal 2012, HDS issued and repurchased the April 2012 Senior Unsecured Notes (as defined in Note 6, Debt) to and from certain affiliates of the Equity Sponsors. See Note 6, Debt, for further information on these transactions.

        Purchases—HD Supply purchased product from affiliates of the Equity Sponsors for approximately $55 million, $57 million, and $60 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Management believes these transactions were conducted at prices that an unrelated third party would pay.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—RELATED PARTIES (Continued)

Home Depot

        Sales—HD Supply derived revenue from the sale of products to Home Depot of $262 million, $296 million, and $275 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Accounts receivable from Home Depot were $29 million and $44 million at February 2, 2014 and February 3, 2013, respectively, and are included within Receivables in the accompanying Consolidated Balance Sheets.

        Strategic Agreement—On the date of the 2007 Transactions, Home Depot entered into a strategic purchase agreement with Crown Bolt, HD Supply's distribution services line of business. This agreement provided a guaranteed revenue stream to Crown Bolt through January 31, 2015 by specifying minimum annual purchase requirements from Home Depot. On February 1, 2013, Crown Bolt and Home Depot agreed to an amendment and five-year extension of the strategic purchase agreement, which eliminated the minimum purchase requirement beginning in fiscal 2013, but retained Crown Bolt as the exclusive supplier of products purchased by Home Depot from Crown Bolt through January 31, 2020. Crown Bolt recorded $19 million and $20 million during fiscal 2012 and fiscal 2011, respectively, in Net sales in accordance with the minimum purchase requirement provisions of this strategic purchase agreement. Because the amendment was considered a triggering event, HD Supply performed an impairment analysis of goodwill and other intangible assets at Crown Bolt. As a result of the analysis, Crown Bolt recorded a $152 million non-cash impairment charge in fiscal 2012. For more information on this charge, see Note 5, Goodwill and Intangible Assets.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The carrying amount of goodwill by reporting unit is as follows (amounts in millions):

	February 2, 2014			February 3, 2013
	Gross Goodwill	Accumulated Impairments	Net Goodwill	Gross Goodwill	Accumulated Impairments	Net Goodwill
Facilities Maintenance	$1,603	$—	$1,603	$1,603	$—	$1,603
Waterworks	1,876	(815)	1,061	1,876	(815)	1,061
Power Solutions	303	(99)	204	304	(99)	205
White Cap	183	(74)	109	183	(74)	109
Crown Bolt	215	(150)	65	215	(150)	65
Repair & Remodel	125	(30)	95	125	(30)	95
CTI	67	(67)	—	67	(67)	—

Total goodwill	$4,372	$(1,235)	$3,137	$4,373	$(1,235)	$3,138

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Effective February 4, 2013, HD Supply Electrical, Ltd. was merged into HD Supply Utilities Group, Inc., which was renamed HD Supply Power Solutions Group, Inc. As a result, the financial data of the Electrical and Utilities reporting units are no longer separate and distinguishable within the Power Solutions operating segment and, therefore, the Electrical and Utilities reporting units were combined into the Power Solutions reporting unit for goodwill impairment testing.

        Under U.S. GAAP (ASC 350, Intangibles—Goodwill and Other), an entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.

        Under the two-step goodwill impairment test, the first step, used to identify potential impairment, involves comparing each reporting unit's fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment.

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

        HD Supply performed the annual goodwill impairment testing during the third quarter of fiscal 2013 for the six reporting units with goodwill balances. In accordance with GAAP, the Company elected to first assess qualitative factors on two reporting units, Facilities Maintenance and White Cap, to determine whether it is more likely than not that the fair value of each of these reporting units is less than its carrying amount. Based on this assessment, the Company determined that it was not necessary to perform the two-step goodwill impairment test for these two reporting units. The Company bypassed the qualitative analysis on the remaining four reporting units and proceeded with the first step of the two-step goodwill impairment test.

        The Company determines the fair value of a reporting unit using a discounted cash flow ("DCF") analysis and a market comparable method, with each method being equally weighted in the calculation. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market comparable approach. The cash flows employed in the DCF analyses are based on the Company's most recent long-range forecast and, for years beyond the forecast, the Company's estimates, which are based on estimated exit multiples ranging from seven and a half to eight times the final forecasted year earnings before interest, taxes, depreciation and

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

amortization. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units and range from 12.0% to 13.5%. For the market comparable approach, the Company evaluated comparable company public trading values, using earnings multiples and sales multiples that are used to value the reporting units.

        There was no indication of impairment in any of the Company's reporting units during the fiscal 2013 and fiscal 2012 annual testing and accordingly, the second step of the goodwill impairment analysis was not performed.

        During the fourth quarter of fiscal 2012, Crown Bolt reached an agreement to amend and extend its strategic purchasing agreement with Home Depot. While the amendment extends the agreement five years through fiscal 2019, retaining Crown Bolt as the exclusive supplier of certain products to Home Depot, it eliminated the minimum purchase guarantee and adjusted future pricing. These changes resulted in a reduction of expected future cash proceeds from Home Depot. HD Supply, therefore, considered this amendment a triggering event and, as such, the Company performed an additional goodwill impairment analysis for Crown Bolt. As a result of the analysis, the Company recorded a $150 million non-cash goodwill impairment in the fourth quarter of fiscal 2012. At the time of our fiscal 2013 annual testing, the fair value of the Crown Bolt reporting unit exceeded its carrying value by approximately 14%.

        The following table presents the changes in goodwill for the fiscal years presented (amounts in millions).

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Beginning Balance	$3,138	$3,151	$3,150
Acquisitions	—	138	12
Realization of tax deductible goodwill from a prior acquisition	—	(2)	(11)
Impairment	—	(150)	—
Translation & other adjustments	(1)	1	—

Ending Balance	$3,137	$3,138	$3,151

        The Company's discounted cash flow model is based on HD Supply's expectation of future market conditions for each of the reporting units, as well as discount rates that would be used by market participants in an arms-length transaction. Future events could cause the Company to conclude that market conditions have declined or discount rates have increased to the extent that the Company's goodwill could be impaired.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible Assets

        HD Supply's intangible assets as of February 2, 2014 and February 3, 2013 consisted of the following (amounts in millions):

	As of February 2, 2014			As of February 3, 2013
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$929	$(733)	$196	$929	$(614)	$315
Strategic purchase agreement	166	(128)	38	166	(122)	44
Trade names	153	(50)	103	153	(41)	112
Other	2	(1)	1	2	—	2

Total	$1,250	$(912)	$338	$1,250	$(777)	$473

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

        Amortization expense for continuing operations related to intangible assets was $135 million, $243 million, and $244 million, in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. During fiscal 2012, $516 million of customer relationship intangible assets became fully amortized. Estimated future amortization expense for continuing operations for intangible assets recorded as of February 2, 2014 is $105 million, $40 million, $39 million, $38 million and $20 million for fiscal years 2014 through 2018, respectively.

NOTE 6—DEBT

        On August 1, 2013, HDS redeemed all $950 million outstanding aggregate principal amount of its 10.5% Senior Subordinated Notes due 2021 (the "January 2013 Senior Subordinated Notes") at a redemption price equal to 103% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. As a result, in the second quarter of fiscal 2013 and in accordance with ASC 470-50, Debt-Modifications and Extinguishments, HDS incurred a $44 million

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

loss on extinguishment, which included a $29 million premium payment to redeem the January 2013 Senior Subordinated Notes and approximately $15 million to write off the unamortized deferred debt cost.

        On June 28, 2013, HDS amended its Senior ABL Facility (as defined below) to (i) reduce the applicable margin for borrowings under the Senior ABL Facility by 0.25%; (ii) reduce the commitment fee applicable thereunder by 0.125%; (iii) extend the maturity date of the Senior ABL Facility to June 28, 2018 (or the maturity date under HDS's Term Loan Facility, if earlier); (iv) make certain changes to the borrowing base and (v) reduce the sublimit available for letters of credit under the Senior ABL Facility from $400 million to $250 million. In connection with the amendment, HDS paid approximately $2 million in financing fees which will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50. A portion of the amendment was considered an extinguishment, resulting in an approximately $3 million loss on extinguishment of debt for the write-off of the pro-rata portion of unamortized deferred debt costs.

        On February 15, 2013, HDS amended its Term Loan Facility (as defined below) to lower the borrowing margin by 275 basis points. The Term Loans (as defined below) are subject to an interest rate equal to LIBOR (subject to a floor of 1.25%) plus a borrowing margin of 3.25% or Prime plus a borrowing margin of 2.25% at HDS's election. The amendment also replaced the hard call provision applicable to optional prepayment of Term Loans thereunder with a soft call option, which expired on August 15, 2013. The Term Loans may now be repaid at any time without penalty or premium. See Note 17, Subsequent Event, for information on prepayments under the February 2014 amendment of the Term Loan Facility. In connection with the amendment, HDS paid approximately $30 million in financing fees, of which approximately $27 million will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50. A portion of the amendment was considered an extinguishment, resulting in a $5 million loss on extinguishment of debt, which included approximately $2 million of fees, $2 million to write off the pro-rata portion of unamortized original issue discount, and $1 million to write off the pro-rata portion of unamortized deferred debt cost. The portion of the amendment considered a modification resulted in a charge of $1 million.

        On February 8, 2013, HDS redeemed its remaining $889 million outstanding aggregate principal amount of its 13.5% Senior Subordinated Notes due 2015 (the "2007 Senior Subordinated Notes") at a redemption price equal to 103.375% of the principal amount thereof and paid accrued and unpaid interest thereon through the redemption date. As a result, in the first quarter of fiscal 2013, HDS incurred a $34 million loss on extinguishment of debt, which included a $30 million premium payment to redeem the 2007 Senior Subordinated Notes and approximately $4 million to write off the unamortized deferred debt cost.

        On February 1, 2013, HDS issued $1,275 million aggregate principal amount of 7.5% Senior Unsecured Notes due 2020 (the "February 2013 Senior Unsecured Notes") at par. As a result of the issuance, HDS incurred $21 million in debt issuance costs, of which $19 million was paid as of February 3, 2013. The net proceeds from the February 2013 Senior Unsecured Notes issuance were used to repurchase all of HDS's outstanding April 2012 Senior Unsecured Notes (as defined below and issued to the Equity Sponsors), plus a $422 million make-whole premium calculated in accordance with the April 2012 Senior Unsecured Notes Indenture, plus $37 million of un-capitalized PIK interest thereon through February 1, 2013. Also on February 1, 2013, the trustee for the April 2012 Senior

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

Unsecured Notes cancelled all of the outstanding April 2012 Senior Unsecured Notes. As a result of these transactions, HDS incurred a $452 million loss on extinguishment, which included the make-whole premium, a $28 million write-off of unamortized original issue discount, and $2 million write-off of unamortized deferred debt costs.

        On January 16, 2013, HDS issued $950 million aggregate principal amount of the January 2013 Senior Subordinated Notes at par. As a result of the issuance, the Company incurred $16 million in debt issuance costs, of which $15 million was paid as of February 3, 2013. The Company committed to use the net proceeds from the January 2013 Senior Subordinated Notes issuance to redeem all of its remaining $889 million outstanding 2007 Senior Subordinated Notes, subject to the required thirty-day notification period. As of February 3, 2013, the Company held $936 million in cash equivalents classified as Cash equivalents restricted for debt redemption in the Consolidated Balance Sheet for the redemption of $889 million of the 2007 Senior Subordinated Notes on February 8, 2013. The $936 million was used to redeem the 2007 Senior Subordinated Notes on February 8, 2013, as noted above.

        On October 15, 2012, HDS issued $1,000 million aggregate principal amount of 11.5% Senior Unsecured Notes due 2020 (the "October 2012 Senior Unsecured Notes") at par. As a result of the issuance, HDS incurred and paid $17 million in debt issuance costs. On November 8, 2012, HDS used the net proceeds from the October 2012 Senior Unsecured Notes issuance to redeem $930 million of its outstanding 2007 Senior Subordinated Notes at a redemption price equal to 103.375% of the principal amount thereof and to pay $23 million of accrued interest. As a result, HDS incurred a $37 million loss on extinguishment, which included a $31 million premium payment to redeem the 2007 Senior Subordinated Notes prior to maturity and $5 million to write-off the pro-rata portion of unamortized deferred debt costs.

Refinancing Transactions and Additional Notes

        On April 12, 2012, HDS consummated the following transactions (the "Refinancing Transactions") in connection with the refinancing of the senior portion of its debt structure:

  •
  the issuance of $950 million of its 8 1/8% Senior Secured First Priority Notes due 2019 (the "April 2012 First Priority Notes" and collectively with the Additional Notes (as defined below), the "First Priority Notes");

  •
  the issuance of $675 million of its 11% Senior Secured Second Priority Notes due 2020 (the "Second Priority Notes");

  •
  the issuance of approximately $757 million of 14.875% Senior Notes due 2020 (the "April 2012 Senior Unsecured Notes");

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

        The proceeds of the First Priority Notes, the Second Priority Notes, the April 2012 Senior Unsecured Notes, the Term Loan Facility and the ABL Facility were used to (i) repay all amounts outstanding under HDS's then existing Senior Secured Credit Facility (the "2007 Senior Secured Credit Facility"), (ii) repay all amounts outstanding under HDS's then existing ABL Credit Facility (the "2007 ABL Credit Facility"), (iii) repurchase all of HDS's remaining outstanding 12.0% Senior Notes due 2014 (the "12.0% Senior Notes") and (iv) pay related fees and expenses.

        Affiliates of certain of the Equity Sponsors owned an aggregate principal amount of approximately $484 million of the 12.0% Senior Notes which they exchanged in a non-cash transaction for their investment in the April 2012 Senior Unsecured Notes.

        On August 2, 2012, HDS issued $300 million additional aggregate principal amount of its 8 1/8% First Priority Notes due 2019 (the "Additional Notes") at a premium of 107.5%. At closing, HDS received approximately $317 million, net of transaction fees. The Additional Notes were issued under the indenture pursuant to which HDS previously issued $950 million aggregate principal amount of 8 1/8% First Priority Notes due 2019, all of which remains outstanding. The net proceeds from the sale of the Additional Notes were applied to reduce outstanding borrowings under HDS's ABL Facility.

        As a result of the Refinancing Transactions and the issuance of the Additional Notes, HDS incurred $80 million in debt issuance costs and recorded a $220 million loss on extinguishment, which included a $150 million premium payment to redeem the 12.0% Senior Notes, $46 million to write-off the pro-rata portion of the unamortized deferred debt costs, and $24 million to write-off the remaining unamortized Other asset associated with Home Depot's guarantee of HDS's payment obligations for principal and interest of term loans under the 2007 Senior Secured Credit Facility that was terminated in the Refinancing Transactions.

Unamortized deferred debt costs

        In accordance with ASC 470, Debt, HDS determined that all of the redemption of 12.0% Senior Notes was an extinguishment as either the original note holders were unknown or the refinancing was considered a "substantial" change. As a result of the extinguishment, HDS wrote-off approximately $24 million in unamortized deferred financing charges associated with the 12.0% Senior Notes. Similarly, under ASC 470, approximately $834 million of the 2007 ABL Credit Facility and approximately $1,169 million of the 2007 Senior Secured Credit Facility were deemed extinguishments, with the remaining portions considered modifications. As a result of the extinguishment, HDS wrote-off approximately $22 million of $42 million in unamortized deferred financing charges associated with these credit agreements.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

        HDS's long-term debt as of February 2, 2014 and February 3, 2013 consisted of the following (dollars in millions):

	February 2, 2014		February 3, 2013
	Outstanding Principal	Interest Rate %(1)	Outstanding Principal	Interest Rate %(1)
Senior ABL Facility due 2017	$360	1.66	$300	1.96
Term Loans due 2017, net of unamortized discount of $19 million and $26 million	966	4.50	969	7.25
First Priority Notes due 2019, including unamortized premium of $18 million and $21 million	1,268	8.125	1,271	8.125
Second Priority Notes due 2020	675	11.00	675	11.00
October 2012 Senior Unsecured Notes due 2020	1,000	11.50	1,000	11.50
February 2013 Senior Unsecured Notes due 2020	1,275	7.50	1,275	7.50
January 2013 Senior Subordinated Notes due 2021	—	—	950	10.50
2007 Senior Subordinated Notes due 2015	—	—	889	13.50

Total long-term debt	$5,544		$7,329
Less current installments	(10)		(899)

Long-term debt, excluding current installments	$5,534		$6,430

(1)
Represents the stated rate of interest, without including the effect of discounts or premiums.

Senior Credit Facilities

Asset Based Lending Facility

        The ABL Facility provides for senior secured revolving loans and letters of credit of up to a maximum aggregate principal amount of $1,500 million (subject to availability under a borrowing base). Extensions of credit under the ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of February 2, 2014, HDS had $938 million of available borrowings under the ABL Facility (after giving effect to the borrowing base limitations and approximately $56 million in letters of credit issued and including $59 million of borrowings available on qualifying cash balances).

        A portion of the ABL Facility is available for letters of credit and swingline loans. The ABL Facility also includes a sub-facility for loans and letters of credit in Canadian dollars. The ABL Facility also permits HDS to add one or more incremental term loans, revolving or letter of credit facilities to be included in the ABL Facility up to an aggregate maximum amount of $1,900 million for the total commitments under the ABL Facility (including all incremental commitments).

        At HDS's option, the interest rates applicable to the loans under the ABL Facility are based (i) in the case of U.S. dollar-denominated loans, either at LIBOR plus an applicable margin or Prime Rate plus an applicable margin and (ii) in the case of Canadian dollar-denominated loans, either the BA rate plus an applicable margin or the Canadian Prime Rate plus an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average excess availability for the previous fiscal quarter. The ABL Facility also

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

contains a letter of credit fee computed at a rate per annum equal to the Applicable Margin (as defined in the agreement) then in effect for LIBOR Loans and an unused commitment fee subject to a pricing grid, as included in the ABL Facility agreement, based on the Average Daily Used Percentage (as defined in the agreement).

        The ABL Facility will mature on June 28, 2018 (or the maturity date of HDS's Term Loan Facility, if earlier); unless the individual applicable lenders agree to extend the maturity of their respective loans under the ABL Facility upon HDS's request and without the consent of any other applicable lender.

        The ABL Facility is senior secured indebtedness of HDS and ranks equal in right of payment with all of HDS's existing and future senior indebtedness and senior in right of payment to all of HDS's existing and future subordinated indebtedness.

        The ABL Facility is guaranteed, on a senior secured basis, by the Subsidiary Guarantors. These guarantees are subject to release under customary circumstances as stipulated in the agreement.

        The ABL Facility is secured by a first-priority security interest in the ABL Priority Collateral, subject to permitted liens.

Prepayments

        The ABL Facility may be prepaid at HDS's option at any time without premium or penalty and will be subject to mandatory prepayment if the outstanding ABL Facility exceeds either the aggregate commitments with respect thereto or the current borrowing base, in an amount equal to such excess. Mandatory prepayments do not result in a permanent reduction of the lenders' commitments under the ABL Facility.

Guarantees

        HDS, and at HDS's option, certain of HDS's subsidiaries, including HD Supply Canada, Inc., a Canadian subsidiary (the "Canadian Borrower"), are the borrowers under the ABL Facility. The Subsidiary Guarantors guarantee HDS's payment obligations under the ABL Facility (and, in the case of Canadian obligations, each direct and indirect wholly-owned Canadian subsidiary, subject to certain exceptions, in each case to the extent otherwise permitted by applicable law, regulation and contractual provision (the "Canadian Guarantors") guarantee the Canadian Borrower's payment obligations under the ABL Facility).

        HDS's obligations under the ABL Facility and the guarantees thereof, are secured in favor of the U.S. ABL collateral agent, by (i) all of the capital stock of HDS, all capital stock of all domestic subsidiaries directly owned by HDS and the Subsidiary Guarantors and 65% of the capital stock of any foreign subsidiary held directly by HDS or any Subsidiary Guarantor (it being understood that a foreign subsidiary holding company will be deemed a foreign subsidiary) and (ii) substantially all other tangible and intangible assets owned by HDS and each Subsidiary Guarantor, in each case to the extent permitted by applicable law and subject to certain exceptions and subject to the priority of liens between the Term Loan Facility, the First Priority Notes, the Second Priority Notes and the ABL Facility.

        The Canadian obligations under the ABL Facility are also secured by liens on substantially all assets of the Canadian Borrower and the Canadian Guarantors, subject to certain exceptions.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

Covenants

        The ABL Facility contains a number of covenants that, among other things, limit or restrict HDS's ability and, in certain cases, HDS's subsidiaries to make acquisitions, mergers, consolidations, dividends, and to prepay certain indebtedness (including the First Priority Notes, the Second Priority Notes, the October 2012 Senior Unsecured Notes, and the February 2013 Senior Unsecured Notes), in each case to the extent any such transaction would reduce availability under the ABL Facility below a specified amount.

        In addition, if HDS's specified excess availability (including an amount by which HDS's borrowing base exceeds the existing commitments) under the ABL Facility falls below the greater of $150 million and 10% of the aggregate commitments (a "Liquidity Event"), HDS will be required to maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0, as defined in the ABL Facility.

        The ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. HDS is in compliance with all such covenants.

Senior Secured Term Loan Facility

        The Term Loan Facility consists of a senior secured Term Loan Facility (the "Term Loan Facility"; the term loan thereunder, the "Term Loan") providing for a Term Loan in an original aggregate principal amount of $1,000 million (net of $30 million of original issue discount). The Term Loan Facility also permits the Company to add one or more incremental term loans, revolving or letter of credit facilities of up to $250 million plus a certain amount depending on a secured first lien leverage ratio test included in the Term Loan Facility. The Term Loan bears interest at LIBOR (subject to a floor of 1.25%) plus a borrowing margin of 3.25% or Prime plus a borrowing margin of 2.25% at HDS's election, payable at the end of each calendar quarter with respect to Prime rate draws or at the maturity of each LIBOR draw (unless a draw is for a six-, nine-, or twelve-month period, then interest shall be paid quarterly). The Term Loan amortizes in nominal quarterly installments equal to 0.25% of the original aggregate principal amount of the Term Loan and matures on October 12, 2017; provided that the individual applicable lenders may agree to extend the maturity of their respective Term Loans upon HDS's request and without the consent of any other applicable lender. See Note 17, Subsequent Event, for information on the amendment of the Term Loan Facility.

        The Term Loan Facility is senior secured indebtedness of HDS and ranks equal in right of payment with all of HDS's existing and future senior indebtedness and senior in right of payment to all of HDS's existing and future subordinated indebtedness.

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

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

the related guarantees are secured by a second-priority security interest in the ABL Priority Collateral, subject to permitted liens.

Prepayment

        The Term Loans may be prepaid at any time without premium or penalty. See Note 17, Subsequent Event, for information on prepayments under the February 2014 amendment of the Term Loan Facility. Under certain circumstances and subject to certain exceptions, the Term Loan Facility will be subject to mandatory prepayment in an amount equal to:

  •
  100% of the net proceeds (other than those that are used to purchase certain assets or to repay certain other indebtedness) of certain asset sales and certain insurance recovery events; and

  •
  50% of annual excess cash flow for any fiscal year, such percentage to decrease to 0% depending on the attainment of certain secured leverage ratio targets.

        In addition, upon the incurrence of certain events constituting a Change of Control (as defined in the credit agreement governing the Term Loan Facility (the "Term Loan Credit Agreement")), HDS must offer to prepay the Term Loans (unless otherwise repaid) at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repayment date.

Guarantee

        HDS is the borrower under the Term Loan Facility. The Subsidiary Guarantors guarantee HDS's payment obligations under the Term Loan Facility.

        HDS's obligations under the Term Loan Facility and the guarantees thereof are secured in favor of the collateral agent by (i) all of the capital stock of HDS, all capital stock of all domestic subsidiaries directly owned by HDS and the Subsidiary Guarantors and 65% of the capital stock of any foreign subsidiary owned directly by HDS or any Subsidiary Guarantors (it being understood that a foreign subsidiary holding company will be deemed a foreign subsidiary) and (ii) substantially all other tangible and intangible assets owned by HDS and each Subsidiary Guarantor, in each case to the extent permitted by applicable law and subject to certain exceptions and subject to the priority of liens between the Term Loan Facility, the First Priority Notes, the Second Priority Notes and the ABL Facility.

Covenants

        The Term Loan Facility contains a number of covenants that, among other things, limit the ability of HDS and its restricted subsidiaries, as described in the Term Loan Credit Agreement, to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of HDS's restricted subsidiaries to pay dividends to HDS or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with HDS's affiliates; and prepay or amend the terms of certain indebtedness.

        The Term Loan Facility also contains certain affirmative covenants, including financial and other reporting requirements. HDS is in compliance with all such covenants.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

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

8 1/8% Senior Secured First Priority Notes due 2019

        HDS issued $950 million of First Priority Notes under an Indenture, dated, and amended, as of April 12, 2012 (the "First Priority Indenture") among HDS, certain subsidiaries of HDS, as guarantors (the "Subsidiary Guarantors"), the Trustee, and the Note Collateral Agent. On August 2, 2012, HDS issued $300 million additional aggregate principal amount of its First Priority Notes (the "Additional Notes") at a premium of 107.5%. The First Priority Notes bear interest at a rate of 8 1/8% per annum and will mature on April 15, 2019. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

        The First Priority Notes are senior secured indebtedness of HDS and rank equal in right of payment with all of its existing and future senior indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness.

        The First Priority Notes are guaranteed, on a senior secured basis, by each of HDS's Wholly Owned Domestic Subsidiaries (as defined in the First Priority Indenture), other than an Excluded Subsidiary (as defined in the First Priority Indenture), and by each of HDS's other Domestic Subsidiaries (as defined in the First Priority Indenture) that is a borrower under the ABL Facility or that guarantees payment of indebtedness of HDS under any Credit Facility or Capital Markets Securities (as defined in the First Priority Indenture). These guarantees are subject to release under customary circumstances as stipulated in the First Priority Indenture.

Collateral

        The First Priority Notes and the related guarantees are secured by a first-priority security interest in substantially all of the tangible and intangible assets of HDS and the Subsidiary Guarantors (other than the ABL Priority Collateral, in which the First Priority Notes and the related guarantees have a second priority security interest), including pledges of all Capital Stock of HDS's Restricted Subsidiaries directly owned by HDS and the Subsidiary Guarantors (but only up to 65% of each series of Capital Stock of each direct Foreign Subsidiary owned by HDS or any Subsidiary Guarantor), subject to certain thresholds, exceptions and permitted liens, and excluding any Excluded Assets (as defined in the First Priority Indenture) and Excluded Subsidiary Securities (as defined in the First Priority Indenture) (the "Cash Flow Priority Collateral").

        In addition, the First Priority Notes and the related guarantees are secured by a second-priority security interest in substantially all of HDS's and the Subsidiary Guarantors' present and future assets which secure HDS's obligations under the ABL Facility on a first priority basis, including accounts receivable, inventory and other related assets and all proceeds thereof, subject to permitted liens. Such assets are referred to as the "ABL Priority Collateral." (The Cash Flow Priority Collateral and the ABL Priority Collateral together are referred to herein as the "Collateral.")

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

        The First Priority Indenture and the applicable collateral documents provide that any capital stock and other securities of any of HDS' subsidiaries will be excluded from the collateral to the extent the pledge of such capital stock or other securities to secure the First Priority Notes would cause such subsidiary to be required to file separate financial statements with the SEC pursuant to Rule 3-16 of Regulation S-X (as in effect from time to time).

Redemption

        HDS may redeem the First Priority Notes, in whole or in part, at any time (1) prior to April 15, 2015, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the First Priority Indenture and (2) on and after April 15, 2015, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 15 of the year set forth below.

Year	Percentage
2015	106.094%
2016	104.063%
2017	102.031%
2018 and thereafter	100.000%

        In addition, at any time prior to April 15, 2015, HDS may redeem up to 35% of the aggregate principal amount of the First Priority Notes with the proceeds of certain equity offerings at a redemption price of 108.125% of the principal amount in respect of the First Priority Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the First Priority Notes are redeemed, an aggregate principal amount of First Priority Notes equal to at least 50% of the original aggregate principal amount of First Priority Notes must remain outstanding immediately after each such redemption of First Priority Notes.

11% Senior Secured Second Priority Notes due 2020

        HDS issued $675 million aggregate principal amount of Second Priority Notes under an Indenture, dated, and amended, as of April 12, 2012 (the "Second Priority Indenture"), among HDS, the Subsidiary Guarantors, the Trustee, and the Note Collateral Agent. The Second Priority Notes bear interest at a rate of 11% per annum and will mature on April 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

        The Second Priority Notes are senior secured indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness and senior in right of payment to all of HDS's existing and future subordinated indebtedness.

        The Second Priority Notes are guaranteed, on a senior secured basis, by each of HDS's Wholly Owned Domestic Subsidiaries (as defined in the Second Priority Indenture), other than an Excluded Subsidiary (as defined in the Second Priority Indenture), and by each of HDS's other Domestic Subsidiaries (as defined in the Second Priority Indenture) that is a borrower under the ABL Facility or that guarantees payment of indebtedness of HDS under any Credit Facility or Capital Markets

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

Securities (as defined in the Second Priority Indenture). These guarantees are subject to release under customary circumstances as stipulated in the Second Priority Indenture.

Collateral

        The Second Priority Notes and the related guarantees are secured by a second-priority security interest in the Cash Flow Priority Collateral, subject to permitted liens. In addition, the Second Priority Notes and the related guarantees are secured by a third-priority security interest in the ABL Priority Collateral, subject to permitted liens.

        The Second Priority Indenture and the applicable collateral documents provide that any capital stock and other securities of any of HDS' subsidiaries will be excluded from the collateral to the extent the pledge of such capital stock or other securities to secure the Second Priority Notes would cause such subsidiary to be required to file separate financial statements with the SEC pursuant to Rule 3-16 of Regulation S-X (as in effect from time to time).

Redemption

        HDS may redeem the Second Priority Notes, in whole or in part, at any time (1) prior to April 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the Second Priority Indenture and (2) on and after April 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on April 15 of the year set forth below.

Year	Percentage
2016	105.500%
2017	102.750%
2018 and thereafter	100.000%

        In addition, at any time prior to April 15, 2015, HDS may redeem up to 35% of the aggregate principal amount of the Second Priority Notes with the proceeds of certain equity offerings at a redemption price of 111.000% of the principal amount in respect of the Second Priority Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the Second Priority Notes are redeemed, an aggregate principal amount of Second Priority Notes equal to at least 50% of the original aggregate principal amount of Second Priority Notes must remain outstanding immediately after each such redemption of Second Priority Notes.

11.5% Senior Unsecured Notes due 2020

        HDS issued $1,000 million aggregate principal amount of 11.5% Senior Notes under an Indenture, dated, and amended, as of October 15, 2012 ("October 2012 Senior Notes Indenture") among the Company, certain subsidiaries of the Company as guarantors (the "Subsidiary Guarantors") and the Trustee. The October 2012 Senior Unsecured Notes bear interest at a rate of 11.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

        The October 2012 Senior Unsecured Notes are unsecured senior indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness, senior in right of payment to all of HDS's existing and future subordinated indebtedness, and effectively subordinated to all of HDS's existing and future secured indebtedness, including, without limitation, indebtedness under the Senior Credit Facilities, the First Priority Notes and the Second Priority Notes, to the extent of the value of the collateral securing such indebtedness.

        The October 2012 Senior Unsecured Notes are guaranteed, on a senior unsecured basis, by each of HDS's direct and indirect domestic existing and future subsidiaries that is a wholly owned domestic subsidiary (other than certain excluded subsidiaries), and by each other domestic subsidiary that is a borrower under the ABL Facility or that guarantees HDS's obligations under any credit facility or capital markets securities. These guarantees are subject to release under customary circumstances as stipulated in the October 2012 Senior Notes Indenture.

Redemption

        HDS may redeem the October 2012 Senior Unsecured Notes, in whole or in part, at any time (1) prior to October 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the 11.5% Senior Notes Indenture and (2) on and after October 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on October 15 of the year set forth below.

Year	Percentage
2016	105.750%
2017	102.875%
2018 and thereafter	100.000%

        In addition, at any time prior to October 15, 2015, HDS may redeem up to 35% of the aggregate principal amount of the October 2012 Senior Unsecured Notes with the proceeds of certain equity offerings at a redemption price of 111.50% of the principal amount in respect of the October 2012 Senior Unsecured Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the October 2012 Senior Unsecured Notes are redeemed, an aggregate principal amount of the October 2012 Senior Unsecured Notes equal to at least 50% of the original aggregate principal amount of the October 2012 Senior Unsecured Notes must remain outstanding immediately after each such redemption of the October 2012 Senior Unsecured Notes.

7.5% Senior Unsecured Notes due 2020

        HDS issued $1,275 million aggregate principal amount of 7.5% Senior Notes under an Indenture, dated, and amended, as of February 1, 2013 ("February 2013 Senior Notes Indenture") among HDS, certain subsidiaries of HDS as guarantors (the "Subsidiary Guarantors") and the Trustee. The February 2013 Senior Unsecured Notes bear interest at a rate of 7.5% per annum and will mature on July 15, 2020. Interest is paid semi-annually in arrears on April 15th and October 15th of each year.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

        The February 2013 Senior Unsecured Notes are unsecured senior indebtedness of HDS and rank equal in right of payment with all of HDS's existing and future senior indebtedness, senior in right of payment to all of HDS's existing and future subordinated indebtedness, and effectively subordinated to all of HDS's existing and future secured indebtedness, including, without limitation, indebtedness under the Senior Credit Facilities, the First Priority Notes and the Second Priority Notes, to the extent of the value of the collateral securing such indebtedness.

        The February 2013 Senior Unsecured Notes are guaranteed, on a senior unsecured basis, by each of HDS's direct and indirect domestic existing and future subsidiaries that is a wholly owned domestic subsidiary (other than certain excluded subsidiaries), and by each other domestic subsidiary that is a borrower under the ABL Facility or that guarantees HDS's obligations under any credit facility or capital markets securities. These guarantees are subject to release under customary circumstances as stipulated in the February 2013 Senior Notes Indenture.

Redemption

        HDS may redeem the February 2013 Senior Unsecured Notes, in whole or in part, at any time (1) prior to October 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the February 2013 Senior Notes Indenture and (2) on and after October 15, 2016, at the applicable redemption price set forth below (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the relevant redemption date, if redeemed during the 12-month period commencing on October 15 of the year set forth below.

Year	Percentage
2016	103.750%
2017	101.875%
2018 and thereafter	100.000%

        In addition, at any time prior to October 15, 2015, HDS may redeem up to 35% of the aggregate principal amount of the February 2013 Senior Unsecured Notes with the proceeds of certain equity offerings at a redemption price of 107.50% of the principal amount in respect of the February 2013 Senior Unsecured Notes being redeemed, plus accrued and unpaid interest to the redemption date, provided, however, that if the February 2013 Senior Unsecured Notes are redeemed, an aggregate principal amount of the February 2013 Senior Unsecured Notes equal to at least 50% of the original aggregate principal amount of the February 2013 Senior Unsecured Notes must remain outstanding immediately after each such redemption of the February 2013 Senior Unsecured Notes.

14.875% Senior Unsecured Notes due 2020

        HDS issued approximately $757 million aggregate principal amount (net of $30 million of original issue discount) of 14.875% Senior Unsecured Notes under an Indenture, dated as of April 12, 2012 (the "April 2012 Senior Unsecured Notes Indenture"), among HDS, the Subsidiary Guarantors and Wilmington Trust, National Association, as Trustee to investment funds associated with Bain Capital Partners, LLC, Carlyle Investment Management, LLC and Clayton, Dubilier & Rice, LLC, the Equity Sponsors. The April 2012 Senior Unsecured Notes bore interest at a rate of 14.875% per annum and

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

were scheduled to mature on October 12, 2020. Interest was to be paid semi-annually in arrears on each April 12th and October 12th through maturity, commencing on October 12, 2012, except that the first eleven payment periods through October 2017 were to be paid in kind ("PIK") and therefore increase the balance of the outstanding indebtedness rather than paid in cash. On October 12, 2012, HDS made a PIK payment of $56 million, increasing the outstanding principal balance to approximately $813 million.

        HDS was permitted to redeem the April 2012 Senior Unsecured Notes, in whole or in part, at any time prior to April 12, 2015, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium set forth in the 14.875% Senior Notes Indenture. On February 1, 2013, HDS repurchased the April 2012 Senior Unsecured Notes in accordance with the redemption provisions of the April 2012 Senior Unsecured Notes Indenture.

10.5% Senior Subordinated Notes due 2021

        HDS issued $950 million aggregate principal amount of 10.5% Senior Subordinated Notes due 2021 ("January 2013 Senior Subordinated Notes") under an Indenture, dated as of January 16, 2013 ("January 2013 Senior Subordinated Notes Indenture") among HDS, certain subsidiaries of HDS as guarantors (the "Subsidiary Guarantors") and the Trustee. The January 2013 Senior Subordinated Notes bore interest at a rate of 10.5% per annum and were scheduled to mature on January 15, 2021. Interest was to be paid semi-annually in arrears on April 15th and October 15th of each year.

        HDS was permitted to redeem up to 100% of the aggregate principal amount the January 2013 Senior Subordinated Notes at any time on or before July 31, 2014 with funds in an equal aggregate amount not exceeding the aggregate proceeds of certain qualified public equity offerings at a redemption price (expressed as a percentage of principal amount) of 103% if such redemption occurred on or prior to January 31, 2014, plus accrued and unpaid interest, if any, to the redemption date; provided, however, that if less than 100% of the January 2013 Senior Subordinated Notes are to be redeemed in any qualified public offering redemption, at least 33.33% of the original aggregate principal amount of January 2013 Senior Subordinated Notes must remain outstanding immediately after giving effect to such qualified public offering redemption. On August 1, 2013, HDS redeemed all $950 million outstanding aggregate principal amount of its January 2013 Senior Subordinated Notes in accordance with the redemption provisions of the January 2013 Senior Subordinated Notes Indenture.

First Priority Notes and Second Priority Notes (collectively the "Priority Notes"), October 2012 Senior Unsecured Notes and February 2013 Senior Unsecured Notes (collectively the "Senior Notes")

Offer to Repurchase

        In the event of certain events that constitute a Change of Control (as defined in the First Priority Indenture and Second Priority Indenture, collectively the "Priority Indentures," and the October 2012 Senior Unsecured Notes Indenture and the February 2013 Senior Unsecured Notes Indenture, collectively the "Senior Indentures"), HDS must offer to repurchase all of the Priority Notes and Senior Notes (unless otherwise redeemed) at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date. If HDS sells assets under certain

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

circumstances, HDS must use the proceeds to make an offer to purchase the Priority Notes and Senior Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Covenants

        The Priority Indentures and Senior Indentures contain covenants that, among other things, limit the ability of HDS and its restricted subsidiaries to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of HDS's restricted subsidiaries to pay dividends to HDS or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; and enter into certain transactions with HDS's affiliates. Most of these covenants will cease to apply for so long as the Priority Notes and Senior Notes have investment grade ratings from both Moody's Investment Services, Inc. and Standard & Poor's. HDS is in compliance with all such covenants.

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

Registration Rights Agreements

        On February 5, 2013, HDS executed the offer to exchange outstanding First Priority Notes with registered First Priority Notes, outstanding Second Priority Notes with registered Second Priority Notes, outstanding October 2012 Senior Notes with registered October 2012 Senior Notes and outstanding January 2013 Senior Subordinated Notes with registered January 2013 Senior Subordinated Notes. The exchange offers closed in the first quarter of fiscal 2013 with substantially all of the notes held by eligible participants in the exchange offers tendered.

        On October 18, 2013, HDS executed the offer to exchange outstanding February 2013 Senior Unsecured Notes with registered February 2013 Senior Unsecured Notes. The exchange offer closed in the fourth quarter of fiscal 2013 with substantially all of the notes held by eligible participants in the exchange offer tendered.

13.5% Senior Subordinated Notes due 2015

        On August 30, 2007, HDS issued $1,300 million aggregate principal amount of Senior Subordinated Notes due 2015 bearing interest at a rate of 13.5% (the "2007 Senior Subordinated Notes"). Interest payments were due each March 1st and September 1st through maturity except that the first eight payment periods through September 2011 were paid in kind ("PIK") and therefore increased the balance of the outstanding indebtedness rather than paid in cash.

        On May 15, 2012, HDS repurchased $1 million aggregate principal of its 2007 Senior Subordinated Notes at a price of 97% plus accrued interest. On November 8, 2012, HDS redeemed $930 million

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEBT (Continued)

aggregate principal of its outstanding 2007 Senior Subordinated Notes at a price of 103.375% plus accrued interest. On February 8, 2013, HDS redeemed the remaining $889 million aggregate principal of its outstanding 2007 Senior Subordinated Notes at a price of 103.375% plus accrued interest.

Debt Maturities

        Maturities of long-term debt outstanding, in principal amounts, at February 2, 2014 are summarized below (amounts in millions):

	Fiscal Year
	2014	2015	2016	2017	2018	Thereafter	Total
Principal maturities	$10	$10	$10	$10	$1,305	$4,200	$5,545

NOTE 7—FAIR VALUE MEASUREMENTS

        The fair value measurements and disclosure principles of GAAP (ASC 820, Fair Value Measurements and Disclosures) define fair value, establish a framework for measuring fair value and provide disclosure requirements about fair value measurements. These principles define a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2—Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly;

Level 3—Unobservable inputs in which little or no market activity exists.

        The Company's financial instruments that are not reflected at fair value on the balance sheet were as follows as of February 2, 2014 and February 3, 2013 (amounts in millions):

	As of February 2, 2014		As of February 3, 2013
	Recorded Amount(1)	Estimated Fair Value	Recorded Amount(1)	Estimated Fair Value
Senior ABL Facility	$360	$351	$300	$292
Term Loans and Notes	5,185	5,737	7,034	7,573

Total	$5,545	$6,088	$7,334	$7,865

(1)
These amounts do not include accrued interest; accrued interest is classified as Other current liabilities in the accompanying Consolidated Balance Sheets. These amounts do not include any related discounts or premiums.

        The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt. Management's fair value estimates were based on quoted prices for recent trades of HDS's long-term debt, recent similar credit facilities initiated by companies with like credit quality in similar industries, quoted prices for similar instruments, and inquiries with certain investment communities.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES

        The components of Income (Loss) from Continuing Operations before Provision (Benefit) for Income Taxes are as follows (amounts in millions):

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
United States	$(171)	$(1,210)	$(503)
Foreign	24	17	20

Total	$(147)	$(1,193)	$(483)

        The Provision (Benefit) for Income Taxes consisted of the following (amounts in millions):

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Current:
Federal	$—	$—	$—
State	4	3	3
Foreign	4	3	—

	8	6	3
Deferred:
Federal	48	(3)	64
State	5	(1)	6
Foreign	1	—	(5)
Foreign realization of tax deductible goodwill from prior acquisitions	—	2	11

	54	(2)	76

Total	$62	$4	$79

        The Company's combined federal, state and foreign effective tax rate for continuing operations for fiscal 2013, fiscal 2012, and fiscal 2011 was approximately (42.2%), (0.3%), and (16.4%), respectively.

        The Company's effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where it operates, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits. The Company's fiscal 2013, fiscal 2012, and fiscal 2011 effective tax rates were significantly impacted by the recording of a valuation allowance on its net U.S. deferred tax assets. The fiscal 2013, fiscal 2012 and fiscal 2011 valuation allowance was directly impacted by the increasing of the deferred tax liability for U.S. goodwill amortization for tax purposes. The deferred tax liability related to the Company's U.S. tax deductible goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

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

        The reconciliation of the provision (benefit) for income taxes from continuing operations at the federal statutory rate of 35% to the actual tax provision (benefit) for fiscal 2013, fiscal 2012, and fiscal 2011 is as follows (amounts in millions):

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Income taxes at federal statutory rate	$(51)	$(419)	$(169)
State income taxes, net of federal income tax benefit	(5)	(53)	(24)
Foreign rate differential	(2)	(2)	(2)
Non-deductible goodwill impairment	—	17	—
Non-deductible interest	—	14	15
Valuation allowance	113	442	259
Adjustments to tax reserves	8	(1)	12
Other, net	(1)	6	(12)

Total provision (benefit)	$62	$4	$79

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of February 2, 2014 and February 3, 2013 were as follows (amounts in millions):

	February 2, 2014	February 3, 2013
Current:
Deferred Tax Assets:
Interest	$—	$131
Allowance for doubtful accounts	7	9
Inventory	42	37
Accrued compensation	3	1
Accrued self-insurance liabilities	3	5
Restructuring liabilities	4	4
Net operating loss	80	—
Other accrued liabilities	21	23
Other	2	—
Valuation allowance	(138)	(167)

Current deferred tax assets	24	43
Deferred Tax Liabilities:
Prepaid expense	$(3)	$(1)
Income from discharge of indebtedness	(14)	—

Current deferred tax liabilities	(17)	(1)
Noncurrent:
Deferred Tax Assets:
Accrued compensation	33	33
Accrued self-insurance liabilities	13	13
Other accrued liabilities	5	7
Deferred revenue	7	8
Restructuring liabilities	26	29
Net operating loss	921	830
Fixed assets	15	23
Interest	17	13
Other	10	9
Valuation allowance	(858)	(758)

Noncurrent deferred tax assets	189	207
Deferred Tax Liabilities:
Deferred Financing Costs	$(25)	$(8)
Software costs	(20)	(25)
Intangible assets	(189)	(193)
Income from discharge of indebtedness	(65)	(80)

Noncurrent deferred tax liabilities	(299)	(306)

Deferred tax assets (liabilities), net	$(103)	$(57)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

        The Company reported $4 million of long-term deferred tax assets related to its Canadian business within other assets on its balance sheet for fiscal 2013. The Company reported $6 million of long-term deferred tax assets related to its Canadian business within other assets on its balance sheet for fiscal 2012.

        In fiscal 2013, the Company recorded a valuation allowance on its total U.S. operations of $113 million related to continuing operations and $3 million related to discontinued operations. In fiscal 2012, the Company recorded a valuation allowance on its total U.S. operations of $434 million of which $442 million related to continuing operations which was reduced by $8 million for discontinued operations. In fiscal 2011, the Company recorded a valuation allowance on its total U.S. operations of $252 million of which $259 million related to continuing operations which was reduced by $7 million for discontinued operations. The Company records a valuation allowance when it is "more likely than not" that some portion or all of the deferred income tax assets will not be realized. In reaching this determination, the Company considers the future reversals of taxable temporary differences, future taxable income, exclusive of taxable temporary differences and carryforwards, taxable income in prior carryback years and tax planning strategies.

        The Company has designated the undistributed earnings of certain aspects of its foreign operations as not permanently reinvested. In fiscal 2013, the Company did not repatriate cash from its foreign operations to the U.S. If the company had repatriated cash to the U.S., no additional income tax expense would have been generated. In fiscal 2012, the Company repatriated $29 million of cash which resulted in $3 million of income tax expense in the U.S. In fiscal 2011, the Company did not repatriate cash from its foreign operations to the U.S. If the company had repatriated cash to the U.S., no additional income tax expense would have been generated. In general, to the extent the Company's financial reporting book basis over tax basis of a foreign subsidiary exceeds the cash available for repatriation, deferred taxes have not been provided for, as they are essentially permanent in duration. If these amounts were not considered reinvested, it is estimated that no additional deferred taxes would have been provided for.

        As of February 2, 2014, the Company has tax-effected U.S. federal net operating loss carryforwards of $810 million which expire beginning in fiscal 2029. The Company also has $197 million of tax effected state net operating loss carryfowards which expire in various years between fiscal 2014 and fiscal 2034. During fiscal 2012, the Company generated a capital gain from the sale of the IPVF business. The capital gain allowed the Company to fully utilize the fiscal 2011 capital loss carryforward of $10 million associated with the Company's exit from the Plumbing business. The future utilization of the Company's net operating loss carryforwards could be limited if the Company experiences an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change may result from transactions increasing the aggregate ownership of certain persons (or groups of persons) in the Company's stock by more than 50 percentage points over a testing period (generally 3 years).

        Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in fiscal 2013. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant ("windfalls"). Although these additional tax benefits or "windfalls" are reflected in net operating tax loss carryforwards, pursuant to SFAS 123(R), the additional tax benefit associated with the windfall is not recognized until the

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce our current taxes payable in fiscal 2013 due to net operating loss carryforwards, these "windfall" tax benefits are not reflected in our net operating losses in deferred tax assets for fiscal 2013. Windfall included in net operating loss carryforwards but not reflected in deferred tax assets for fiscal 2013 are $1 million.

        For fiscal 2013, the Company recorded a $1 million net income tax benefit related to discontinued operations in its Canadian business. There was no net income tax benefit or expense included in discontinued operations in fiscal 2012 or fiscal 2011.

        Federal, state and foreign income taxes net current receivable (payable) total $1 million and zero as of February 2, 2014 and February 3, 2013, respectively.

Accounting for uncertain tax positions

        The Company follows the U.S. GAAP guidance for uncertain tax positions within ASC 740, Income Taxes. ASC 740 requires application of a "more likely than not" threshold to the recognition and de-recognition of tax positions. It further requires that a change in judgment related to prior years' tax positions be recognized in the quarter of such change. A reconciliation of the beginning and ending amount of unrecognized tax benefits for continuing operations for fiscal 2013, fiscal 2012, and fiscal 2011 is as follows (amounts in millions):

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Unrecognized Tax Benefits beginning of period	$193	$196	$192
Gross increases for tax positions in current period	—	—	—
Gross increases for tax positions in prior period	—	2	6
Gross decreases for tax positions in prior period	—	0	—
Settlements	—	(1)	(1)
Lapse of statutes	(1)	(4)	(1)

Unrecognized Tax Benefits end of period	$192	$193	$196

        There are $192 million, $193 million, and $196 million of unrecognized tax benefits included in the balance at February 2, 2014, February 3, 2013, and January 29, 2012, respectively, whose resolution could affect the annual effective income tax rate.

        The Company accrued $5 million, $3 million, and $5 million of net interest and penalties related to unrecognized tax benefits for fiscal 2013, fiscal 2012, and fiscal 2011, respectively. The Company's ending net accrual for interest and penalties related to unrecognized tax benefits at February 2, 2014, February 3, 2013, and January 29, 2012, was $27 million, $22 million, and $19 million, respectively. The Company's accounting policy is to classify interest and penalties as components of income tax expense. Accrued interest and penalties from unrecognized tax benefits are included as a component of other liabilities on the Consolidated Balance Sheet.

        The Company is subject to audits and examinations of its tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service ("IRS"). Management regularly assesses the

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

likelihood of adverse outcomes resulting from these examinations to determine the adequacy of provisions for income taxes. Certain of the Company's tax years 2006 and forward remain open for audit by the IRS and various state governments.

        Although the timing and outcome of tax settlements are uncertain, it is reasonably possible that during the next 12 months a reduction in unrecognized tax benefits may occur in the range of zero to $3 million based on the outcome of tax examinations and as a result of the expiration of various statutes of limitations.

        See Note 13, Commitments and Contingencies, for discussion on the IRS audit of the Company's U.S. federal income tax returns.

NOTE 9—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plans

        On June 26, 2013, the Board of Directors and shareholders of Holdings approved the HD Supply Holdings, Inc. 2013 Omnibus Incentive Plan (the "Plan"). The Plan provides for stock-based awards to employees, consultants and directors, including stock options, stock purchase rights, restricted stock, restricted stock units, deferred stock units, performance shares, performance units, stock appreciation rights, dividend equivalents and other stock-based awards. The Plan replaces and succeeds the HDS Investment Holding, Inc. Stock Incentive Plan, as amended effective April 11, 2011 (the "Stock Incentive Plan"), and, from and after June 26, 2013, no further awards will be made under the Stock Incentive Plan. On July 2, 2013, HD Supply registered 12.5 million shares for issuance pursuant to awards under the Plan and registered 14.8 million shares for issuance pursuant to outstanding awards under the Stock Incentive Plan as of June 26, 2013.

        On June 26, 2013, the Board of Directors and shareholders of Holdings approved the HD Supply Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"), which permits HD Supply's eligible associates to purchase Holdings common stock at a 5% discount on the closing stock price at the end of each offering period. There are two six-month offering periods during a calendar year beginning each January and July, with the first offering period commenced on January 1, 2014. Two million shares are authorized for issuance under the ESPP, and these shares were registered on July 2, 2013.

Stock Options

        Under the terms of the Plan and the Stock Incentive Plan (collectively, the "HDS Plans"), non-qualified stock options are to carry exercise prices at, or above, the fair market value of Holdings' stock on the date of the grant. Prior to Holdings' initial public offering, the fair market value of the stock was determined by the Board of Directors of Holdings based on such factors as it deemed appropriate, including but not limited to the earnings and other financial and operating information of the Company in recent periods, the potential value of the Company as a whole, the future prospects of the Company and the industries in which it competes, the history and management of the Company, the general condition of the securities markets, the fair market value of securities of companies engaged in businesses similar to those of the Company, and any recent valuation of the common stock of Holdings that was performed by an independent valuation firm (although the Board of Directors of Holding was not obligated to obtain such a valuation).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

        The non-qualified stock options under the HDS Plans generally vest at the rate of 20% per year commencing on the first anniversary date of the grant or 100% on the third anniversary of the grant and expire on the tenth anniversary date of the grant.

        In connection with Holdings' initial public offering, Holdings granted an aggregate 929,900 options to its senior management. The options have an exercise price of $18.00, vest on the third anniversary of the June 26, 2013 grant date, and have an estimated fair value of $10.25 per option. The Company expects to record approximately $9 million of stock-based compensation for the options over the options' vesting period.

        A summary of option activity under the HDS Plans is presented below (shares in thousands):

	Number of Shares	Weighted Average Option Price
Outstanding at January 30, 2011	9,233	$15.38
Granted	6,242	9.24
Exercised	—	—
Canceled	(707)	13.26

Outstanding at January 29, 2012	14,768	$12.88

Granted	947	16.18
Exercised	(24)	14.68
Canceled	(873)	14.68

Outstanding at February 3, 2013	14,818	$13.00

Granted	930	18.00
Exercised	(312)	12.02
Canceled	(426)	13.91

Outstanding at February 2, 2014	15,010	$13.30

        During fiscal 2013, the total intrinsic value of options exercised was approximately $4 million. As of February 2, 2014, there were approximately 15 million stock options outstanding with a weighted average remaining life of 6.6 years and an aggregate intrinsic value of approximately $123 million. As of February 2, 2014, there were approximately 5.2 million options exercisable with a weighted average exercise price of $15.41, a weighted average remaining life of 5.7 years and an aggregate intrinsic value of approximately $32 million. As of February 2, 2014, there were approximately 14 million options vested or expected to ultimately vest with a weighted average exercise price of $13.29, a weighted average remaining life of 6.6 years, and an aggregate intrinsic value of approximately $115 million.

        The estimated fair value of the options when granted is amortized to expense over the options' vesting or required service period. The fair value for these options was estimated by management, after considering a third-party valuation specialist's assessment, at the date of grant based on the expected

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

life of the option and historical exercise experience, using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Risk-free interest rate	1.8%	1.1%	2.8%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor	58.3%	47.6%	46.0%
Expected option life in years	6.5	6.5	6.6

        The risk free interest rate was determined based on an analysis of U.S. Treasury zero-coupon market yields as of the date of the option grant for issues having expiration lives similar to the expected option life. The expected volatility was based on an analysis of the historical volatility of HD Supply's competitors over the expected life of the HD Supply options. These volatilities were weighted by the respective HD Supply segment against which they compete, resulting in an overall industry-based volatility for HD Supply and then adjusted to reflect the leverage of HD Supply. As insufficient data exists to determine the historical life of options issued under the HDS Plans, the expected option life was determined based on the vesting schedule of the options and their contractual life taking into consideration the expected time in which the share price of Holdings would exceed the exercise price of the option. The weighted-average fair value of each option granted during fiscal 2013, fiscal 2012, and fiscal 2011 was $10.25, $4.82, and $3.98, respectively. HD Supply recognized $16 million, $16 million, and $20 million of stock-based compensation expense related to stock options, included in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss), during fiscal 2013, fiscal 2012, and fiscal 2011, respectively. As of February 2, 2014 the unamortized compensation expense related to stock options was $14 million and was expected to be recognized over a period of 3.8 years.

Restricted Stock and Restricted Stock Units

        Restricted stock awards granted under the Plan are settled by issuing shares of common stock at the vesting date. Generally, the restricted stock vests on a pro rata basis on each of the first five anniversaries of the grant, except in the case of death or disability, in which case the restricted stock vests as of the date of the event. The grant date fair value of the restricted stock is expensed over the vesting period. The shares represented by restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to dividends and voting rights.

        On June 26, 2013, Holdings granted an aggregate 331,431 shares of restricted stock to certain employees. The restricted stock vests in five equal annual installments on each of the first through fifth anniversaries of May 9, 2013. The Company expects to record approximately $6 million of stock-based compensation for the restricted stock over the restricted stock's vesting period. As of February 2, 2014, 315,131 shares of restricted stock remain outstanding. There have been no other restricted stock awards granted. The shares represented by the restricted stock awards are considered outstanding at the grant date, as the recipients are entitled to dividends and voting rights.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

        During fiscal 2013, Holdings granted an aggregate of 47,223 restricted stock units to members of the Board of Directors. These awards vest on the earlier of the one-year anniversary of the grant date, the next annual meeting after the grant date, or a change in control. The Company expects to record approximately $1 million of stock-based compensation for the restricted stock units over the restricted stock units' vesting period. As of February 2, 2014, 38,105 restricted stock units remain outstanding. There have been no other restricted stock units granted.

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

        HD Supply maintains a 401(k) defined contribution plan that is qualified under Sections 401(a) and 501(a) of the Internal Revenue Code. Employees who satisfy the plan's eligibility requirements may elect to contribute a portion of their compensation to the plan on a pre-tax basis. HD Supply may match a percentage of the employees' contributions to the plan based on approval from the Board of Directors. Matching contributions are generally made shortly after the end of each pay period or after the Company's fiscal year-end if an additional annual matching contribution based on the Company's fiscal-year financial results is approved. HD Supply paid $17 million, $15 million, and $7 million during fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

NOTE 10—EARNINGS (LOSS) PER COMMON SHARE

        The following earnings (loss) per common share is provided for Holdings.

        Basic loss per common share is computed by dividing the net loss by the weighted-average common shares outstanding during the respective periods. Diluted loss per common share equals basic loss per common share for the periods presented, as the effect of stock options, restricted stock, and restricted stock units are anti-dilutive because the Company incurred net losses.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—EARNINGS (LOSS) PER COMMON SHARE (Continued)

        The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock (in millions, except per share and share data):

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Income (loss) from continuing operations	$(209)	$(1,197)	$(562)
Income (loss) from discontinued operations, net of tax	(9)	18	19

Net income (loss)	$(218)	$(1,179)	$(543)

Weighted average common shares outstanding(1)
Basic and Diluted (in thousands)	166,905	130,561	130,557
Basic and Diluted earnings (loss) per share(2):
Income (loss) from continuing operations	$(1.25)	$(9.17)	$(4.30)
Income (loss) from discontinued operations, net of tax	$(0.05)	$0.14	$0.15

Net income (loss)	$(1.31)	$(9.03)	$(4.16)

(1)
Weighted average common shares outstanding in fiscal 2013 reflect 130.6 million shares outstanding on February 3, 2013 and the issuance of 61 million shares on July 2, 2013 for Holdings' initial public offering.

(2)
May not foot due to rounding.

        The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
Stock options	15,010	14,818	14,769
Restricted stock & restricted stock units	353	—	—

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Receivables

        Receivables as of February 2, 2014 and February 3, 2013 consisted of the following (amounts in millions):

	February 2, 2014	February 3, 2013
Trade receivables, net of allowance for doubtful accounts	$947	$926
Vendor rebate receivables	85	66
Other receivables	14	16

Total receivables, net	$1,046	$1,008

Property and Equipment

        Property and equipment as of February 2, 2014 and February 3, 2013 consisted of the following (amounts in millions):

	February 2, 2014	February 3, 2013
Land	$34	$37
Buildings and improvements	219	201
Transportation equipment	72	60
Furniture, fixtures and equipment	325	301
Capitalized software	235	208
Construction in progress	42	38

	927	845
Less accumulated depreciation & amortization	(522)	(450)

Property and equipment, net	$405	$395

Other Current Liabilities

        Other current liabilities as of February 2, 2014 and February 3, 2013 consisted of the following (amounts in millions):

	February 2, 2014	February 3, 2013
Accrued interest	$118	$147
Accrued non-income taxes	32	34
Other	120	110

Total other current liabilities	$270	$291

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION (Continued)

Supplemental Cash Flow Information

        Cash paid for interest in fiscal 2013, fiscal 2012, and fiscal 2011 was approximately $527 million, $621 million, and $356 million, respectively. Additionally, during fiscal 2013, the Company paid $364 million of original issue discounts and paid-in-kind ("PIK") interest related to the extinguishments of $889 million of 2007 Senior Subordinated Notes and a portion of the Term Loans, and during fiscal 2012, the Company paid $502 million of original issue discounts and PIK interest related to the extinguishment of all of the April 2012 Senior Unsecured Notes and $930 million of 2007 Senior Subordinated Notes.

        Cash paid for income taxes, net of refunds, in fiscal 2013, fiscal 2012, and fiscal 2011 was approximately $8 million, $1 million net payment, and $5 million net payment, respectively.

Significant Non-Cash Transactions

        Interest payments on the April 2012 Senior Unsecured Notes were due each April 12th and October 12th through maturity, commencing on October 12, 2012, except that the first eleven payment periods through October 2017 should be paid in kind and therefore increase the balance of the outstanding indebtedness rather than paid in cash. The Company made non-cash PIK interest payments during fiscal 2012 of $56 million, increasing the outstanding principal balance of the April 2012 Senior Unsecured Notes.

        Interest payments on the 2007 Senior Subordinated Notes were due each March 1st and September 1st through maturity except that the first eight payment periods through September 2011 were paid in kind. The Company made non-cash PIK interest payments during fiscal 2011 of $223 million increasing the outstanding balance of the 2007 Senior Subordinated Notes.

NOTE 12—BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES

Fiscal 2013 Plan

        During the fourth quarter of fiscal 2013, management evaluated the cost structure of the Company and identified opportunities to reduce costs across its businesses, primarily through a workforce reduction of approximately 150 employees in the Power Solutions business, global support center and, to a lesser extent, its other businesses. As a result, the Company recorded a restructuring charge of $12 million, which included $9 million for employee-related charges, primarily severance, and $3 million for inventory liquidation related to discontinued products at Power Solutions. The inventory liquidation charges were recorded to Cost of sales and all other restructuring charges were recorded to operating expenses within the Consolidated Statement of Operations and Comprehensive Income (Loss). During fiscal 2014, the Company expects to record restructuring charges of approximately $3 million to $5 million for additional restructuring activities under this plan, including the consolidation of six White Cap branches into three branches. The Company expects the costs of these restructuring actions will be recovered through cost savings in less than one year. Payments of the employee-related cash charges are expected to be completed within fiscal 2014.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—BRANCH CLOSURE AND CONSOLIDATION ACTIVITIES (Continued)

Fiscal 2007—Fiscal 2009 Plans

        Concurrent with the 2007 Transactions and acquisition integration, management evaluated the operations and performance of individual branches and identified branches for closure or consolidation. In addition, during fiscal years 2008 and 2009, management initiated additional plans to restructure its business, which included evaluating opportunities to consolidate branches, reduce costs, more efficiently employ working capital and streamline activities. Under these plans, which were completed in fiscal 2010, management closed or consolidated 235 branches and reduced workforce personnel by approximately 5,000 employees. The Company does not expect to incur additional restructuring charges under these plans.

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

Balance—January 30, 2011	$53
Charges, net of reductions	2
Cash payments	(15)

Balance—January 29, 2012	$40

Charges, net of reductions	(4)
Cash payments	(14)
Other	(1)

Balance—February 3, 2013	$21

Charges, net of reductions	(1)
Cash payments	(4)

Balance—February 2, 2014	$16

        As of February 2, 2014, approximately $5 million of the liability balances for the branch closure and consolidation activities is classified as a current liability on the Company's Consolidated Balance Sheet. Payments for occupancy costs are expected to be substantially complete over the next four years, with certain property lease obligations extending out as far as ten years. The Company regularly reviews the assumptions used to estimate the net present value of the on-going lease liabilities and other occupancy costs, net of expected sublease income. In addition, the Company continues to actively pursue buyout options or subleasing opportunities for the leased properties. The expected timing of cash payments related to the branch closure and consolidation activities could change or adjustments to the reserve may become necessary depending on the success and timing of entering into these types of agreements. Due to favorable lease and property dispositions, during fiscal 2013, the Company reduced the liability by $1 million and during fiscal 2012, the Company reduced the liability by $4 million, $2 million of which was recorded to continuing operations and $2 million of which was recorded as Income from discontinued operations, net in the Consolidated Statement of Operations and Comprehensive Income (Loss).

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES

Lease Commitments

        HD Supply occupies certain facilities and operates certain equipment and vehicles under leases that expire at various dates through the year 2026. In addition to minimum rentals, there are certain executory costs such as real estate taxes, insurance, and common area maintenance on most of its facility leases. Expense under these leases totaled $142 million, $130 million, and $141 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Capital leases currently in effect are not material.

        Future minimum aggregate rental payments under non-cancelable operating leases as of February 2, 2014 are as follows (amounts in millions):

	Fiscal Year
	2014	2015	2016	2017	2018	Thereafter	Total
Operating Leases	$134	115	96	73	52	91	$561

        The Company subleases certain leased facilities to third parties. Total future minimum rentals to be received under non-cancelable subleases as of February 2, 2014 are approximately $18 million. These subleases expire at various dates through the year 2023.

Purchase Obligations

        As of February 2, 2014, the Company has agreements in place with various vendors to purchase goods and services, primarily inventory, in the aggregate amount of $691 million. These purchase obligations are generally cancelable, but the Company has no intent to cancel. Payment is due during fiscal 2014 for these obligations.

Internal Revenue Service

        HD Supply carried back tax net operating losses ("NOL") from its tax years ended on February 3, 2008 and February 1, 2009 to tax years during which it was a member of Home Depot's U.S. federal consolidated tax group. As a result of those NOL carrybacks, Home Depot received cash refunds from the IRS in the amount of approximately $354 million. Under an agreement (the "Agreement") between HD Supply and Home Depot, Home Depot paid HD Supply the refund proceeds resulting from the NOL carrybacks.

        In connection with an audit of the Company's U.S. federal income tax returns filed for the tax years ended on February 3, 2008 and February 1, 2009, the IRS has disallowed certain deductions claimed by the Company. In May 2012, the IRS issued a formal Revenue Agent's Report ("RAR") challenging approximately $299 million (excluding interest) of the cash refunds resulting from HD Supply's NOL carrybacks. In January 2013, the IRS issued a revised RAR reducing the challenge to approximately $131 million (excluding interest) of cash refunds from HD Supply's carrybacks. The issuance of the January 2013 revised RAR formally revoked the original May 2012 RAR and reduced the amount of cash refunds the IRS is currently challenging by $168 million. As of February 2, 2014, the Company estimates the interest to which the IRS would be entitled, if successful in all claims, to be approximately $20 million. If the IRS is ultimately successful with respect to the proposed adjustments, pursuant to the terms of the Agreement, the Company would be required to reimburse Home Depot an amount equal to the disallowed refunds plus related interest. If the IRS is successful in defending its

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

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

Legal Matters

        HD Supply is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, based on current knowledge, all reasonably estimable and probable matters are believed to be adequately reserved for or covered by insurance. For all other matters, except as noted below, management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably. For material matters that are reasonably possible and reasonably estimable, including matters that are probable and estimable but for which the amount that is reasonably possible is in excess of the amount that we have accrued for, we have estimated the aggregate range of potential loss as $0 to $15 million. If a material loss is probable or reasonably possible, and in either case estimable, we have considered it in our analysis and it is included in the discussion set forth above.

        The Company has been informed that the Office of the United States Attorney for the Northern District of New York is conducting an investigation related to the activities of certain disadvantaged business enterprises. In May 2011, in connection with that investigation, the government executed a search of an entity from which Waterworks purchased assets shortly before the search was executed. On June 20, 2012, in connection with that same investigation, the government executed search warrants at two Waterworks branches. The Company is updated by the government on its investigation periodically and continues to cooperate with the investigation. While the Company cannot predict the outcome, it believes a potential loss on this matter is reasonably possible but due to the current state of the investigation it is not able to estimate a range of potential loss.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION

        HD Supply's operating segments are based on management structure and internal reporting. Each segment offers different products and services to the end customer, except for HD Supply Canada, which is organized based on geographic location and Corporate, which provides general corporate overhead support. Both HD Supply Canada and Corporate are included within "Corporate & Other." The Company determines the reportable segments in accordance with the principles of segment reporting within ASC 280, Segment Reporting. For purposes of evaluation under these segment reporting principles, the Chief Operating Decision Maker for HD Supply assesses HD Supply's ongoing performance, based on the periodic review and evaluation of Net sales, Adjusted EBITDA, and certain other measures for each of the operating segments.

        HD Supply has four reportable segments, each of which is presented below:

  •
  Facilities Maintenance—Facilities Maintenance distributes maintenance, repair and operations ("MRO") products, provides value-add services and fabricates custom products to multifamily, hospitality, healthcare and institutional facilities.

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

        In addition to the reportable segments, the Company's consolidated financial results include "Corporate & Other." Corporate & Other is comprised of the following operating segments: Crown Bolt, Creative Touch Interiors ("CTI"), Repair & Remodel and HD Supply Canada. Crown Bolt is a retail distribution operator providing program and packaging solutions, sourcing, distribution, and in-store service, fasteners, builders' hardware, rope and chain and plumbing accessories, primarily serving Home Depot and other hardware stores. CTI offers turnkey supply and installation services for multiple interior finish options, including flooring, cabinets, countertops, and window coverings, along with comprehensive design center services for residential, commercial and senior living projects. Repair & Remodel offers light remodeling and construction supplies, kitchen and bath cabinets, windows, plumbing materials, electrical equipment and other products, primarily to small remodeling contractors and trade professionals. HD Supply Canada is an industrial distributor that primarily focuses on servicing fasteners/industrial supplies markets, operating across seven Canadian provinces. Corporate & Other also includes costs related to our centralized support functions, which are comprised of finance, information technology, human resources, legal, supply chain and other support services, and removes inter-segment transactions.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION (Continued)

        The following tables present Net sales, Adjusted EBITDA, and certain other measures for each of the reportable segments and total continuing operations for the periods indicated (amounts in millions):

	Fiscal Year 2013
	Net Sales	Adjusted EBITDA	Depreciation(1) & Software Amortization	Other Intangible Amortization	Total Assets(2)	Capital Expenditures
Facilities Maintenance	$2,331	$434	$45	$81	$2,433	$42
Waterworks	2,227	173	10	4	1,585	12
Power Solutions	1,843	76	7	18	818	12
White Cap	1,293	79	16	20	557	25
Corporate & Other	793	2	32	12	931	39

Total continuing operations	$8,487	$764	$110	$135	$6,324	$130

	Fiscal Year 2012
	Net Sales	Adjusted EBITDA	Depreciation(1) & Software Amortization	Other Intangible Amortization	Total Assets(2)	Capital Expenditures
Facilities Maintenance	$2,182	$389	$39	$79	$2,463	$35
Waterworks	2,028	137	10	96	1,562	12
Power Solutions	1,787	72	7	18	816	4
White Cap	1,178	56	12	20	521	22
Corporate & Other	768	31	28	30	1,972	41

Total continuing operations	$7,943	$685	$96	$243	$7,334	$114

	Fiscal Year 2011
	Net Sales	Adjusted EBITDA	Depreciation(1) & Software Amortization	Other Intangible Amortization	Total Assets(2)	Capital Expenditures
Facilities Maintenance	$1,870	$318	$30	$75	$2,264	$32
Waterworks	1,772	112	5	95	1,562	5
Power Solutions	1,625	50	5	20	775	5
White Cap	981	17	14	19	481	16
Corporate & Other	685	11	30	35	1,656	51

Total continuing operations	$6,933	$508	$84	$244	$6,738	$109

(1)
Depreciation includes amounts recorded within Cost of sales in the Consolidated Statements of Operations.

(2)
Total Assets include amounts attributable to discontinued operations for the periods prior to the dispositions.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION (Continued)

Reconciliation to Consolidated Financial Statements

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Total Adjusted EBITDA	$764	$685	$508
Depreciation and amortization	245	339	328
Stock-based compensation	16	16	20
Management fees and expenses	2	5	5
Restructuring	12	—	—
Goodwill & other intangible asset impairment	—	152	—
Other	1	(1)	—

Operating income	488	174	155
Interest expense	528	658	639
Loss on extinguishment & modification of debt	87	709
Other (income) expense, net	20	—	(1)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(147)	(1,193)	(483)
Provision (benefit) for income taxes	62	4	79

Income (loss) from continuing operations	$(209)	$(1,197)	$(562)

        Net sales for HD Supply outside the United States, primarily Canada, were $414 million, $336 million, and $366 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Long-lived assets of HD Supply outside the United States, primarily Canada, were $19 million and $16 million as of February 2, 2014 and February 3, 2013, respectively.

NOTE 15—GUARANTOR SUBSIDIARIES

        HDS (the "Debt Issuer") currently has outstanding First Priority Notes, Second Priority Notes, October 2012 Senior Unsecured Notes, and February 2013 Senior Unsecured Notes (collectively the "Notes") guaranteed by certain of its subsidiaries (the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are direct or indirect wholly-owned domestic subsidiaries of HDS. The subsidiaries of HDS that do not guarantee the Notes ("Non-guarantor Subsidiaries") are direct or indirect wholly-owned subsidiaries of HDS and primarily include HDS's operations in Canada and a non-operating subsidiary in the United States that previously held an investment of HDS's 2007 Senior Subordinated Notes, which was eliminated in consolidation. During fiscal 2012, the investment in the 2007 Senior Subordinated Notes was contributed to the Debt Issuer in a non-cash transaction. The Debt Issuer retired this portion of the 2007 Senior Subordinated Notes. These transactions had no impact on the consolidated results of operations or financial position.

        The Debt Issuer's payment obligations under the Notes are jointly and severally guaranteed by the guarantors and all guarantees are full and unconditional.

        These guarantees are subject to release under the circumstances as described below:

  (i)
  concurrently with any direct or indirect sale or disposition (by merger or otherwise) of any Subsidiary Guarantor or any interest therein in accordance with the terms of the applicable

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

    indebtedness by HDS or a restricted subsidiary, following which such Subsidiary Guarantor is no longer a restricted subsidiary of HDS;

  (ii)
  at any time that such Subsidiary Guarantor is released from all of its obligations under all of its guarantees of payment of any indebtedness of HDS or any Subsidiary Guarantor under all other indebtedness and is not a borrower under the ABL Facility;

  (iii)
  upon the merger or consolidation of any Subsidiary Guarantor with and into HDS or another Subsidiary Guarantor that is the surviving entity in such merger or consolidation, or upon the liquidation of such Subsidiary Guarantor following the transfer of all of its assets to HDS or another Subsidiary Guarantor;

  (iv)
  concurrently with any Subsidiary Guarantor becoming an unrestricted subsidiary;

  (v)
  during the period when the rating on the notes is changed to investment grade and certain covenants cease to apply while such investment grade rating is maintained, upon the merger or consolidation of any Subsidiary Guarantor with and into another subsidiary that is not a Subsidiary Guarantor with such other subsidiary being the surviving entity in such merger or consolidation, or upon liquidation of such Subsidiary Guarantor following the transfer of all of its assets to a subsidiary that is not a Subsidiary Guarantor;

  (vi)
  upon legal or covenant defeasance of HDS's obligations under the applicable indebtedness, or satisfaction and discharge of the indenture governing the applicable indebtedness; or

  (vii)
  subject to customary contingent reinstatement provisions, upon payment in full of the aggregate principal amount of all applicable indebtedness then outstanding and all other obligations guaranteed by a Subsidiary Guarantor then due and owing.

        In addition, HDS has the right, upon 30 days' notice to the applicable trustee, to cause any Subsidiary Guarantor that has not guaranteed payment of any indebtedness of HDS or any Subsidiary Guarantor under all other indebtedness and is not a borrower under the ABL Facility to be unconditionally released from all obligations under its Subsidiary Guarantee, and such Subsidiary Guarantee shall thereupon terminate and be discharged and of no further force or effect.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

        In connection with the Notes, HDS determined the need for compliance with Rule 3-10 of SEC Regulation S-X. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, HDS has included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X. The following supplemental financial information sets forth, on a consolidating basis under the equity method of accounting, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets, and the condensed statements of cash flows for the parent company issuer of the Notes, HDS, for the Guarantor Subsidiaries and for the Non-guarantor Subsidiaries and total consolidated HDS and subsidiaries (amounts in millions).

Holdings

        Under the terms of the agreements governing the Notes issued by HDS, the Term Loan Facility entered into by HDS, and the Senior ABL Facility entered into by HDS and certain of its subsidiaries, HDS and substantially all of its existing and future 100%-owned U.S. subsidiaries are significantly restricted from making dividend payments, loans or advances to Holdings. These restrictions result in substantially all of the net assets of Holdings' 100%-owned U.S. subsidiaries being restricted (as defined in Rule 4-08(e)(3) of Regulation S-X).

        In lieu of Schedule I, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets, and the condensed statements of cash flows of Holdings are included in the tables below.

        The condensed parent company financial information of Holdings has been provided in accordance with the rules and regulations of the SEC and should be read in conjunction with the Consolidated Financial Statements of Holdings and its subsidiaries. Pursuant to the SEC rules and regulations, the condensed parent company financial information does not include all of the financial information and notes normally included with financial statements prepared in accordance with GAAP.

        The condensed parent company financial information has been prepared using the same accounting policies as described in Note 1 of Notes to Consolidated Financial Statements of Holdings and subsidiaries included herein, except for the investment in subsidiary. For the purposes of this schedule, Holdings' investment in HDS, its wholly-owned subsidiary, is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Holdings' share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. Holdings did not receive any dividends or distributions from subsidiaries during fiscal 2013, fiscal 2012 or fiscal 2011.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Year 2013
	Debt Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net Sales	$—	$8,092	$397	$(2)	$8,487	$—
Cost of sales	—	5,718	298	(1)	6,015	—

Gross Profit	—	2,374	99	(1)	2,472	—
Operating expenses:
Selling, general and administrative	62	1,600	72	(1)	1,733	—
Depreciation and amortization	16	224	2	—	242	—
Restructuring	3	6	—	—	9	—

Total operating expenses	81	1,830	74	(1)	1,984	—
Operating Income (Loss)	(81)	544	25	—	488	—
Interest expense	530	293	1	(296)	528	—
Interest (income)	(293)	(3)	—	296	—	—
Net (earnings) loss of equity affiliates	(348)	—	—	348	—	218
Loss on extinguishment & modification of debt	87	—	—	—	87
Other income (expense), net	20	—	—	—	20	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(77)	254	24	(348)	(147)	(218)
Provision (benefit) for income taxes	141	(84)	5	—	62	—

Income (Loss) from Continuing Operations	(218)	338	19	(348)	(209)	(218)
Income (loss) from discontinued operations, net of tax	—	(6)	(3)	—	(9)	—

Net Income (Loss)	$(218)	$332	$16	$(348)	$(218)	$(218)

Other comprehensive income—foreign currency translation adjustment	(13)	—	(13)	13	(13)	(13)

Total Comprehensive Income (Loss)	$(231)	$332	$3	$(335)	$(231)	$(231)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Fiscal Year 2012
	Debt Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net Sales	$—	$7,608	$336	$(1)	$7,943	$—
Cost of sales	—	5,398	246	—	5,644	—

Gross Profit	—	2,210	90	(1)	2,299	—
Operating expenses:
Selling, general and administrative	64	1,504	70	(1)	1,637	—
Depreciation and amortization	13	321	2	—	336	—
Goodwill & other intangible asset impairment	—	152	—	—	152	—

Total operating expenses	77	1,977	72	(1)	2,125	—
Operating Income (Loss)	(77)	233	18	—	174	—
Interest expense	715	301	1	(359)	658	—
Interest (income)	(302)	(3)	(54)	359	—	—
Net (earnings) loss of equity affiliates	14	—	—	(14)	—	1,179
Loss on extinguishment of debt	709	—	—	—	709	—

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(1,213)	(65)	71	14	(1,193)	(1,179)
Provision (benefit) for income taxes	(22)	—	26	—	4	—

Income (Loss) from Continuing Operations	(1,191)	(65)	45	14	(1,197)	(1,179)
Income (loss) from discontinued operations, net of tax	12	8	(2)	—	18	—

Net Income (Loss)	$(1,179)	$(57)	$43	$14	$(1,179)	$(1,179)

Other comprehensive income—foreign currency translation adjustment	—	—	—	—	—	—

Total Comprehensive Income (Loss)	$(1,179)	$(57)	$43	$14	$(1,179)	$(1,179)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

	Fiscal Year 2011
	Debt Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net Sales	$—	$6,630	$303	$—	$6,933	$—
Cost of sales	—	4,720	222	—	4,942	—

Gross Profit	—	1,910	81	—	1,991	—
Operating expenses:
Selling, general and administrative	78	1,372	60	—	1,510	—
Depreciation and amortization	12	313	1	—	326	—

Total operating expenses	90	1,685	61	—	1,836	—
Operating Income (Loss)	(90)	225	20	—	155	—
Interest expense	722	298	1	(382)	639	—
Interest (income)	(299)	(3)	(80)	382	—	—
Net (earnings) loss of equity affiliates	30	—	(1)	(30)	(1)	543

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	(543)	(70)	100	30	(483)	(543)
Provision (benefit) for income taxes	32	10	37	—	79	—

Income (Loss) from Continuing Operations	(575)	(80)	63	30	(562)	(543)
Income (loss) from discontinued operations, net of tax	32	(15)	2	—	19	—

Net Income (Loss)	$(543)	$(95)	$65	$30	$(543)	$(543)

Other comprehensive income—foreign currency translation adjustment	(1)	—	(1)	1	(1)	(1)

Total Comprehensive Income (Loss)	$(544)	$(95)	$64	$31	$(544)	$(544)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of February 2, 2014
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
ASSETS
Current assets:
Cash and cash equivalents	$53	$17	$41	$—	$111	$4
Receivables, net	2	984	60	—	1,046	—
Inventories	—	1,024	48	—	1,072	—
Deferred tax asset	—	58	1	(52)	7	—
Other current assets	15	26	22	—	63	—

Total current assets	70	2,109	172	(52)	2,299	4

Property and equipment, net	60	341	4	—	405	—
Goodwill	—	3,132	5	—	3,137	—
Intangible assets, net	—	335	3	—	338	—
Deferred tax asset	40	—	5	(40)	5	—
Investment in subsidiaries	3,452	—	—	(3,452)	—	(768)
Intercompany notes receivable	2,192	605	—	(2,797)	—	—
Other assets	128	6	2	—	136	—

Total assets	$5,942	$6,528	$191	$(6,341)	$6,320	$(764)

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11	$618	$35	$—	$664	$—
Accrued compensation and benefits	45	98	6	—	149	—
Current installments of long-term debt	10	—	—	—	10	—
Deferred tax liabilities	50	—	—	(50)	—	—
Other current liabilities	148	103	19	—	270	—

Total current liabilities	264	819	60	(50)	1,093	—

Long-term debt, excluding current installments	5,534	—	—	—	5,534	—
Deferred tax liabilities	—	156	—	(42)	114	—
Intercompany notes payable	605	2,192	—	(2,797)	—	—
Other liabilities	307	34	6	—	347	—

Total liabilities	6,710	3,201	66	(2,889)	7,088	—

Stockholders' equity (deficit)	(768)	3,327	125	(3,452)	(768)	(764)

Total liabilities and stockholders' equity (deficit)	$5,942	$6,528	$191	$(6,341)	$6,320	$(764)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

	As of February 3, 2013
	Debt Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
ASSETS
Current assets:
Cash and cash equivalents	$91	$15	$35	$—	$141	$—
Cash equivalents restricted for debt redemption	936	—	—	—	936	—
Receivables, net	4	937	67	—	1,008	—
Inventories	—	928	59	—	987	—
Deferred tax asset	—	48	1	(7)	42	—
Intercompany receivable	—	1	—	(1)	—	—
Other current assets	9	37	3	—	49	—

Total current assets	1,040	1,966	165	(8)	3,163	—

Property and equipment, net	66	323	6	—	395	—
Goodwill	—	3,132	6	—	3,138	—
Intangible assets, net	—	469	4	—	473	—
Deferred tax asset	48	—	6	(48)	6	—
Investment in subsidiaries	2,854	—	—	(2,854)	—	(1,591)
Intercompany notes receivable	2,774	634	—	(3,408)	—	—
Other assets	153	6	—	—	159	—

Total assets	$6,935	$6,530	$187	$(6,318)	$7,334	$(1,591)

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14	$638	$41	$—	$693	$—
Accrued compensation and benefits	46	108	6	—	160	—
Current installments of long-term debt	899	—	—	—	899	—
Deferred tax liabilities	7	—	—	(7)	—	—
Intercompany payable	—	—	1	(1)	—	—
Other current liabilities	183	98	10	—	291	—

Total current liabilities	1,149	844	58	(8)	2,043	—

Long-term debt, excluding current installments	6,430	—	—	—	6,430	—
Deferred tax liabilities	—	152	—	(48)	104	—
Intercompany notes payable	634	2,774	—	(3,408)	—	—
Other liabilities	313	28	7	—	348	—

Total liabilities	8,526	3,798	65	(3,464)	8,925	—

Stockholders' equity (deficit)	(1,591)	2,732	122	(2,854)	(1,591)	(1,591)

Total liabilities and stockholders' equity (deficit)	$6,935	$6,530	$187	$(6,318)	$7,334	$(1,591)

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Fiscal 2013
	Debt Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net cash flows from operating activities	$(452)	$72	$13	$—	$(367)	$—

Cash flows from investing activities
Capital expenditures	(20)	(109)	(2)	—	(131)	—
Proceeds from sale of property and equipment	—	8	—	—	8	—
Proceeds from sale of a business	4	—	—	—	4	—
Settlement of acquisition of a business	—	3	—	—	3	—
Proceeds from sale of investments	936	—	—	—	936	—
(Investments in) return of capital of equity affiliates	2	—	—	(2)	—	(1,039)
Proceeds from (payments of) intercompany notes	—	30	—	(30)	—	—

Net cash flows from investing activities	922	(68)	(2)	(32)	820	(1,039)

Cash flows from financing activities
Proceeds from sale of common stock in initial public offering, net of transaction fees	—	—	—	—	—	1,039
Proceeds from stock options exercised	—	—	—	—	—	4
Equity contribution (return of capital)	1,039	(2)	—	2	1,039	—
Borrowings (repayments) of intercompany notes	(30)	—	—	30	—	—
Borrowings of long-term debt	79	—	—	—	79	—
Repayments of long-term debt	(1,624)	—	—	—	(1,624)	—
Borrowings on long-term revolver	858	—	—	—	858	—
Repayments of long-term revolver	(798)	—	—	—	(798)	—
Debt issuance and modification fees	(34)	—	—	—	(34)	—
Other financing activities	2	—	—	—	2	—

Net cash flows from financing activities	(508)	(2)	—	32	(478)	$1,043

Effect of exchange rates on cash	—	—	(5)	—	(5)	—

Net increase (decrease) in cash & cash equivalents	$(38)	$2	$6	$—	$(30)	$4
Cash and cash equivalents at beginning of period	91	15	35	—	141	—

Cash and cash equivalents at end of period	$53	$17	$41	$—	$111	$4

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

	Fiscal Year 2012
	Debt Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net cash flows from operating activities	$(813)	$110	$73	$(51)	$(681)	$—

Cash flows from investing activities
Capital expenditures	(26)	(87)	(2)	—	(115)	—
Proceeds from sale of property and equipment	—	17	—	—	17	—
Payment for a business acquired	—	(248)	—	—	(248)	—
Proceeds from sale of a business	480	—	1	—	481	—
Purchase of other investments	(1,921)	—	—	—	(1,921)	—
Proceeds from sale of investments	985	—	—	—	985	—
Purchase of debt investments	—	—	(1)	1	—	—
Proceeds from (payments of) intercompany notes	—	6	—	(6)	—	—
Investments (return of capital) in equity affiliates	(169)	—	—	169	—	—
Other investing activities	—	1	—	—	1	—

Net cash flows from investing activities	(651)	(311)	(2)	164	(800)	—

Cash flows from financing activities
Dividend payment	—	—	(51)	51	—	—
Equity contribution (return of capital)	—	204	(35)	(169)	—	—
Borrowings (repayments) of intercompany notes	(6)	—	—	6	—	—
Borrowings of long-term debt	6,365	—	—	—	6,365	—
Repayments of long-term debt	(5,023)	—	—	(1)	(5,024)	—
Borrowings on long-term revolver	1,291	—	10	—	1,301	—
Repayments of long-term revolver	(991)	—	(10)	—	(1,001)	—
Debt issuance and modification fees	(132)	—	—	—	(132)	—
Other financing activities	2	—	—	—	2	—

Net cash flows from financing activities	1,506	204	(86)	(113)	1,511	—

Net increase (decrease) in cash & cash equivalents	$42	$3	$(15)	$—	$30	$—
Cash and cash equivalents at beginning of period	49	12	50	—	111	—

Cash and cash equivalents at end of period	$91	$15	$35	$—	$141	$—

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

	Fiscal Year 2011
	Debt Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total HDS	Holdings
Net cash flows from operating activities	$(629)	$458	$6	$—	$(165)	$—
Cash flows from investing activities
Capital expenditures	(15)	(98)	(2)	—	(115)	—
Proceeds from sales of property and equipment	—	4	—	—	4	—
Payments for businesses acquired	—	(21)	—	—	(21)	—
Proceeds from sale of a business	117	—	11	—	128	—
Purchase of investments	(21)	(2)	—	—	(23)	—
Proceeds from sale of investments	21	—	—	—	21	—
Proceeds from (payments of) intercompany notes	—	(337)	—	337	—	—

Net cash flows from investing activities	102	(454)	9	337	(6)	—
Cash flows from financing activities
Borrowings (repayments) of intercompany notes	337	—	—	(337)	—	—
Repayments of long-term debt	(10)	—	—	—	(10)	—
Borrowings on long-term revolver	1,053	—	—	—	1,053	—
Repayments of long-term revolver	(1,053)	—	—	—	(1,053)	—

Net cash flows from financing activities	327	—	—	(337)	(10)	—
Effect of exchange rates on cash	—	—	—	—	—	—

Net increase (decrease) in cash & cash equivalents	$(200)	$4	$15	$—	$(181)	$—
Cash and cash equivalents at beginning of period	249	8	35	—	292	—

Cash and cash equivalents at end of period	$49	$12	$50	$—	$111	$—

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of the quarterly consolidated results of operations for the fiscal years ended February 2, 2014 and February 3, 2013 (amounts in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	TOTAL
Fiscal Year 2013
Net sales	$2,048	$2,237	$2,273	$1,929	$8,487
Gross profit	593	657	662	560	2,472
Income (loss) from continuing operations	(130)	(71)	51	(59)	(209)
Income (loss) from discontinued operations	(1)	(1)	—	(7)	(9)
Net income (loss)	(131)	(72)	51	(66)	(218)
Basic earnings (loss) per share(1)
Income (loss) from continuing operations	$(1.00)	$(0.46)	$0.27	$(0.31)	$(1.25)
Income (loss) from discontinued operations	(0.01)	(0.01)	—	(0.04)	(0.05)
Net income (loss)	(1.00)	(0.47)	0.27	(0.34)	(1.31)
Diluted earnings (loss) per share(1)
Income (loss) from continuing operations	$(1.00)	$(0.46)	$0.26	$(0.31)	$(1.25)
Income (loss) from discontinued operations	(0.01)	(0.01)	—	(0.04)	(0.05)
Net income (loss)	(1.00)	(0.47)	0.26	(0.34)	(1.31)
Fiscal Year 2012
Net sales	$1,813	$2,036	$2,120	$1,974	$7,943
Gross profit	517	590	610	582	2,299
Income (loss) from continuing operations	(375)	(57)	(52)	(713)	(1,197)
Income (loss) from discontinued operations	15	1	2	—	18
Net income (loss)	(360)	(56)	(50)	(713)	(1,179)
Basic earnings (loss) per share(1)
Income (loss) from continuing operations	$(2.87)	$(0.44)	$(0.40)	$(5.46)	$(9.17)
Income (loss) from discontinued operations	0.11	0.01	0.02	—	0.14
Net income (loss)	(2.76)	(0.43)	(0.38)	(5.46)	(9.03)
Diluted earnings (loss) per share(1)
Income (loss) from continuing operations	$(2.87)	$(0.44)	$(0.40)	$(5.46)	$(9.17)
Income (loss) from discontinued operations	0.11	0.01	0.02	—	0.14
Net income (loss)	(2.76)	(0.43)	(0.38)	(5.46)	(9.03)

(1)
Basic and Diluted earnings (loss) per share are based on shares outstanding for Holdings. Quarterly earnings per share amounts may not foot due to rounding. In addition, quarterly earnings per share amounts may not add to full-year earnings per share amounts due to the difference in weighted-average common shares for the quarters versus the weighted-average common shares for the year.

        Loss from continuing operations and Net income (loss) in the first quarter of fiscal 2013 includes a loss on extinguishment and modification of debt of $41 million. Loss from continuing operations and Net income (loss) in the second quarter of fiscal 2013 includes a loss on extinguishment and modification of debt of $46 million.

HD SUPPLY HOLDINGS, INC. AND SUBSIDIARIES

HD SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

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

NOTE 17—SUBSEQUENT EVENT

        On February 6, 2014, HDS amended it Term Loan Facility to reduce the applicable margin for borrowings from 3.25% for LIBOR borrowings and 2.25% for base rate borrowings to 3.00% for LIBOR borrowings and 2.00% for base rate borrowings, and reduced the LIBOR floor to 1.00%. The amendment also added a new soft call provision applicable to optional prepayment of term loans. The soft call requires a premium equal to 1.00% of the aggregate principal amount of term loans being prepaid if, on or prior to August 6, 2014, HDS enters into certain repricing transactions. In addition, the amendment provided that HDS may withhold up to $150 million from repayments otherwise required to be made with the proceeds of asset sales and use such proceeds to repay any debt, including debt that is junior to the term loans. The amendment also extended the maturity of the term loans by approximately nine months, to June 28, 2018. Pursuant to the credit agreement governing HDS's Senior ABL Facility, the maturity date of the ABL Facility is the earlier of June 28, 2018 and the maturity date of the Term Loan Facility. The amendment therefore effectively extended the maturity date of the Senior ABL Facility to June 28, 2018.

        In connection with the amendment, HDS paid approximately $1 million in original issue discounts, which will be amortized into interest expense over the remaining term of the amended facility in accordance with ASC 470-50. A portion of the amendment was considered an extinguishment, resulting in a $1 million loss on extinguishment of debt for the write-off of pro-rata portions of the unamortized original issue discount and the unamortized deferred debt cost. The portion of the amendment considered a modification resulted in a charge of approximately $1 million.

        Affiliates of certain of the Equity Sponsors owned approximately $37 million of the Term Loans as of the date of the amendment. In the amendment process, this ownership was reduced to $30 million.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)   Exhibit Index

        The following exhibits are filed or furnished with this annual report:

Exhibit Number	Exhibit Description
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.3	Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer of HD Supply, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of President and Chief Executive Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4	Certification of Senior Vice President and Chief Financial Officer of HD Supply Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply Holdings, Inc.
By:	/s/ JOSEPH J. DEANGELO
	Name:	Joseph J. DeAngelo
	Title:	President and Chief Executive Officer
Date: April 30, 2014

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HD Supply, Inc.
By:	/s/ JOSEPH J. DEANGELO
	Name:	Joseph J. DeAngelo
	Title:	President and Chief Executive Officer
Date: April 30, 2014